Form 10-Q
period 2021-06-30
Epiphany Technology Acquisition Corp.
filed 2021-08-12
CIK 1827248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
12
, 2021, there were 41,050,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Epiphany Technology Acquisition Corp.
Quarterly Report on Form
10-Q

1

PART 1—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$732,778	$10,027
Prepaid expenses	460,739	—

Total Current Assets	1,193,517	10,027
Deferred offering costs	—	184,973
Investments held in Trust Account	402,555,893	—

TOTAL ASSETS	$403,749,410	$195,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$145,530	$1,465
Accrued offering costs	—	30,000
Advance from related parties	1,000	—
Promissory note – related party	—	140,000

Total Current Liabilities	146,530	171,465
Warrant liabilities	15,193,834	—
Deferred underwriting commissions	15,137,500	—

TOTAL LIABILITIES	30,477,864	171,465

Commitments and contingencies
Class A, common stock subject to possible redemption, 36,827,154 shares at $10.00 per share as of June 30, 2021	368,271,540	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized 4,222,846 and 0 shares issued and outstanding (excluding 36,827,154 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	422	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	2,105,197	23,994
Retained earnings/(Accumulated deficit)	2,893,381	(1,465)

Total Stockholders’ Equity	5,000,006	23,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,749,410	$195,000

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operational costs	$278,283	$515,966

Loss from operations	(278,283)	(515,966)
Other (expense) income:
Interest earned on marketable securities held in Trust Account	17,955	55,893
Change in fair value of warrant liabilities	(3,834,000)	4,384,000
Transaction costs allocable to warrant liabilities	—	(1,029,081)

Other (expense) income, net	(3,816,045)	3,410,812
(Loss) Income before income taxes	(4,094,328)	2,894,846
Benefit (provision) for income taxes	—	—

Net (loss) income	$(4,094,328)	$2,894,846

Weighted average shares outstanding, Class A redeemable common stock	40,250,000	40,250,000

Basic and diluted earnings (loss) per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock – Basic and diluted	10,862,500	10,710,773

Basic and diluted net (loss) income per share, Class A and Class B non-redeemable common stock	$(0.38)	$0.27

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(1,465)	$23,535
Sale of 40,250,000 Units, net of underwriting discounts, offering expenses and warrant liabilities	40,250,000	4,025	—	—	362,741,140	—	362,745,165
Sale of 800,000 Private Placement Units, net of warrant liability	800,000	80	—	—	7,607,920	—	7,608,000
Class A Common stock subject to possible redemption	(37,236,587)	(3,724)	—	—	(370,373,054)	(1,989,092)	(372,365,870)
Net income	—	—	—	—	—	6,989,174	6,989,174

Balance – March 31, 2021	3,813,413	$381	10,062,500	$1,006	$—	$4,998,617	$5,000,004
Class A Common stock subject to possible redemption	409,433	41	—	—	2,105,197	1,989,092	4,094,330
Net loss	—	—	—	—	—	(4,094,328)	(4,094,328)

Balance – June 30, 2021	4,222,846	$422	10,062,500	$1,006	$2,105,197	$2,893,381	$5,000,006

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,894,846
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(55,893)
Transaction costs allocated to warrants	1,029,081
Change in fair value of warrant liabilities	(4,384,000)
Changes in operating assets and liabilities:
Prepaid expenses	(460,739)
Accrued expenses	144,065

Net cash used in operating activities	(832,640)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(402,500,000)

Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	396,500,000
Proceeds from sale of Private Placement Units	8,000,000
Advance from related party	1,000
Repayment of promissory note – related party	(140,000)
Payment of offering costs	(305,609)

Net cash provided by financing activities	404,055,391

Net Change in Cash	722,751
Cash – Beginning of period	10,027

Cash – End of period	$732,778

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$364,347,610

Change in value of Class A common stock subject to possible redemption	$3,923,930

Deferred underwriting fee payable	$15,137,500

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Epiphany Technology Sponsor LLC. (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), that closed simultaneously with the Initial Public Offering, generating gross proceeds of $8,000,000, which is described in Note 4.
Transaction costs amounted to $21,598,082, consisting of $6,000,000 in cash underwriting fees, net of $1,000,000 reimbursed from the underwriters (see Note
5
), $15,137,500 of deferred underwriting fees and $460,582 of other offering costs.
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
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Arti
c
le 8 of Regulation
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
JUNE 30, 2021

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities and money market funds, which primarily invests in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs amounted to $21,598,082, of which $20,569,001 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $1,029,081 were expensed to the condensed statements of operations.
Warrant Liability
The Company accounts for its Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Placement Warrants (as defined in Note
4
) was determined using a Black-Scholes option pricing model. The Public Warrants (as defined in Note
3
) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements car
r
ying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $97,000 and $300, respectively, which had a full valuation allowance recorded against it of approximately $97,000 and $300, respectively.
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company did not record an income tax provision during the three and six months ended June 30, 2021. The Company’s effective tax rate of 0% for the three and six months ended June 30, 2021 differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible, and to permanent differences primarily attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 13,683,334 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.
The Company’s condensed unaudited statements of operations include a presentation of net income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted, for Class A and B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and B non-redeemable
common stock outstanding since issuance. Class A and B
non-redeemable
common stock includes the Founder Shares and Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June, 30 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$17,955	$55,893
Less: Income and Franchise Tax	(17,955)	(55,893)

Net Earnings	$—	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	40,250,000	40,250,000

Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(4,362,662)	$2,626,512
Redeemable Net Earnings	—	—

Non-Redeemable Net (Loss) Income	$(4,362,662)	$2,626,512

Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic (1)	10,862,500	10,710,773

Income/Basic and diluted Non-Redeemable Class A and B Common Stock	$(0.38)	$0.27

(1)
The weighted average
non-redeemable
common stock for the three and six months ended June 30, 2021 includes the effect of 800,000 Placement Units, which were issued in conjunction with the Initial Public Offering on December 14, 2020.

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of adoption of ASU
2020-06.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 800,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $8,000,000 in a private placement. The Sponsor purchased 450,000 Placement Units and Cantor purchased 350,000 Placement Units. Each Placement Unit consists of one share of Class A co
m
mon stock (“Placement Share” or, collectively, “Placement Shares”) and one-third
of one redeemable warrant (each, a “Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2021, the Company incurred $45,000 and $90,000 in fees for such services, respectively. At June
 30, 2021,
fees amounting to $15,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets. There were no amounts accrued as of December 31, 2020.
Promissory Note — Related Party
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Note of $140,000 was repaid at the closing of the Initial Public Offering on January 12, 2021.

As of June 30, 2021, the y
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of June 30, 2021 and December 31, 2020.
Advance from Related Party
During February 2021, The Sponsor advanced the Company an aggregate of $1,000 to cover expenses related to franchise fee and formation costs. The advances are non-interest
bearing and due on demand and are expected to be paid back within the year.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 6. COMMITMENTS AND CONTINGENCIES
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 4,222,846 shares of Class A common stock issued and outstanding, excluding 36,827,154 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combi
n
ation, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (excluding the Placement Units and underlying securities) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.
NOTE 8. WARRRANT LIABILITIES
At June 30, 2021, there were 13,416,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
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
JUNE 30, 2021

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
At June 30, 2021, there were 266,667 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold u
n
til maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2021, assets held in the Trust Account were comprised of $201,259,319 in money market funds, which are invested in U.S. Treasury Securities
.
The C
ompany also had
$818 in cash and $201,295,756
invested in U.S. Treasury Bills. Total investment in marketable securities as of June 30, 2021 is $402,552,293. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at June 30, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2021	U.S. Treasury Securities (Mature s on 0 7 /15/2021)	1	$201,295,756	$(3,601)	$201,292,974

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$201,259,319
Investments – Cash & U.S. Treasury Bills (Matures on 07/15/2021)	1	$201,292,974
Liabilities:
Warrant Liability – Public Warrants	1	$14,892,500
Warrant Liability – Placement Warrants	3	$301,334
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement, as of initial measurement and subsequent measurements. The Public Warrants were valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	January 12, 2021 (Initial Measurement)	June 30, 2021
Risk-free interest rate	0.57%	.85%
Expected term (years)	5.5	5.5
Expected volatility	20.0%	18.7%
Exercise price	$11.50	$11.50
Stock price	$10.54	$9.73
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of January 1, 2021
Initial classification on January 12, 2021 (Initial Public Offering)	$392,000	$19,185,834	$19,577,834
Transfers to Level 1	—	(14,892,500)	(14,892,500)
Change in fair value	(90,666)	(4,293,334)	(4,384,000)

Fair value as of June 30, 2021	$301,334	$—	$301,334

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $14,892,000.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $4,094,328, which consists of formation and operational costs of $278,283, a change in the fair value warrant liabilities $3,834,000, offset by interest income on marketable securities held in the Trust Account of $17,955.
For the six months ended June 30, 2021, we had a net income of $2,894,846, which consists of a change in the fair value warrant liabilities $4,384,000 and interest income on marketable securities held in the Trust Account of $55,893, offset by transaction cost allocable to warrants of $1,029,081 and formation and operational costs of $515,966.

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
For the six months ended June 30, 2021, cash used in operating activities was $832,640. Net income of $2,894,846 was affected by changes in the fair value of warrant liabilities of $4,384,000, interest earned on investments and marketable securities held in the Trust Account of $55,893 and transaction costs allocable to warrants of $1,029,081. Changes in operating assets and liabilities used $316,674 of cash from operating activities.
As of June 30, 2021, we had investments held in the Trust Account of $402,555,893. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and six months ended June 30, 2021, we did not withdraw interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had $732,778 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
sheet arrangements as of June 30, 2021.
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
Warrant Liability
We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”)
815-40
under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of our placement warrants was determined using a Black-Scholes option pricing model. The public warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of adoption of ASU
2020-06.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC and our quarterly report on Form 10-Q filed with the SEC on July 20, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

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

Epiphany Technology Acquisition Corp.

Date: August 12, 2021	/s/ Peter Bell
	Name:	Peter Bell
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)