Form 10-Q
period 2021-09-30
Epiphany Technology Acquisition Corp.
filed 2021-11-10
CIK 1827248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10
-
Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(619)736-6855
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
As of November
10
, 2021, there were

41,050,000
shares of Class A common stock, $0.0001 par value, and
10,062,500
shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Epiphany Technology Acquisition Corp.
Quarterly Report on Form
10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020

	(Unaudited)
ASSETS
Current Assets
Cash	$545,080	$10,027
Prepaid expenses	428,189	—

Total Current Assets	973,269	10,027
Deferred offering costs	—	184,973
Investments held in Trust Accoun t	402,582,054	—

TOTAL ASSETS	$403,555,323	$195,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$194,209	$1,465
Accrued offering costs	—	30,000
Advance from related parties	1,000	—
Promissory note – related party	—	140,000

Total Current Liabilities	195,209	171,465
Warrant liabilities	12,044,001	—
Deferred underwriting commissions	15,137,500	—

TOTAL LIABILITIES	27,376,710	171,465

Commitments and contingencies
Class A, common stock subject to possible redemption, 40,250,000 and no shares at redemption value as of September 30, 2021 and December 31,2020, respectively	402,500,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized , 800,000 and no shares issued and outstanding (excluding 40,250,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	80	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(26,322,473)	(1,465)

Total Stockholders’ (Deficit) Equity	(26,321,387)	23,535

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$403,555,323	$195,000

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,

	2021	2021

Formation and operational costs	$268,927	$784,893

Loss from operations	(268,927)	(784,893)
Other Income (loss):
Interest earned on investments held in Trust Account	26,161	82,054
Change in fair value of warrant liabilities	3,149,833	7,533,833
Transaction cost related to warrant liability	—	(1,029,081)

Other income (loss), net	3,175,994	6,586,806

Net income	$2,907,067	$5,801,913

Weighted average shares outstanding of Class A common stoc k	41,050,000	39,245,604

Basic and diluted net income per share, Class A common stock	$0.06	$0.12

Weighted average shares outstanding of Class B common stock	10,062,500	10,004,808

Basic and diluted net income per share, Class B common stock	$0.06	$0.12

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount

Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(1,465)	$23,535
Sale of 800,000 Private Placement Units, net of warrant liability	800,000	80	—	—	7,607,920	—	7,608,000
Accretion for Class A common stock to redemption amoun t	—	—	—	—	(7,631,914)	(32,122,921)	(39,754,835)
Net income	—	—	—	—	—	6,989,174	6,989,174

Balance – March 31, 2021	800,000	$80	10,062,500	$1,006	$—	$(25,135,212)	$(25,134,126)
Net loss	—	—	—	—	—	(4,094,328)	(4,094,328)

Balance – June 30, 2021	800,000	$80	10,062,500	$1,006	$—	$(29,229,540)	$(29,228,454)
Net income	—	—	—	—	—	2,907,067	2,907,067

Balance – September 30, 2021	800,000	$80	10,062,500	$1,006	$—	$(26,322,473)	$(26,321,387)

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine months Ended September 30,

2021

Cash Flows from Operating Activities:

Net income	$5,801,913
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,533,833)
Interest earned on investments held in Trust Account	(82,054)
Transaction costs allocated to warrants	1,029,081
Changes in operating assets and liabilities:
Prepaid expenses	(428,189)
Accounts payable and accrued expenses	192,744

Net cash used in operating activities	(1,020,338)

Cash Flows from Investing Activities:
Investment of cash into trust Account	(402,500,000)

Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	396,500,000
Proceeds from sale of Private Placement Units	8,000,000
Advance from related party	1,000
Repayment of promissory note – related party	(140,000)
Payment of offering costs	(305,609)

Net cash provided by financing activities	404,055,391

Net Change in Cash	535,053
Cash – Beginning of period	10,027

Cash – End of period	$545,080

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$15,137,500

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Epiphany Technology Acquisition Corp. (the “Company”) was incorporated in Delaware on September 28, 2020. The Company had no activity for the period from September 28, 2020 (inception) through September 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business comb
i
nation with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $21,598,082, consisting of $6,000,000 in cash underwriting fees, net of $1,000,000 reimbursed from th
e
 underwriters (see Note
7
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
SEPTEMBER 30, 2021

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
I
f the Company is unable to complete a Business Combination by January 12, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligation
s (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period
.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
I
n connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, Accounting Standards Codification (“ASC”) 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption valu
e of

$
10.00
per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than

$
5,000,001
.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and the quarterly reports on Form 10-Q will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided
.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company
.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 12, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$364,347,610	$38,152,390	$402,500,000
Class A common stock	$462	$(382)	$80
Additional paid-in capital	$6,029,087	$(6,029,087)	$—
Retained Earnings (Accumulated deficit)	$(1,030,546)	$(32,122,921)	$(33,153,467)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(38,152,390)	$(33,152,381)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements h
a
ve been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of
Regulation S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for int
e
rim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on January 12, 2021, as well as the Company’s Annual Report on
Form 10-K,
as filed with the SEC on March 23, 2021 and Quarterly Report on Form 10-Q, as filed with the SEC on July 7, 2021 and August 12, 2021. The interim results for the activity for the period ended September 30, 202
1
 are not necessarily indicative of the results for the year ending December 31, 202
1
. The Company had no activity from the period of September 28, 2020 (inception) through September 30, 2020 and as such is not presented in these statements.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved
.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.
At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the followin
g
 table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(19,185,834)
Class A common stock issuance costs	(20,569,001)
Plus:
Accretion of carrying value to redemption value	39,754,835

Class A common stock subject to possible redemption	$402,500,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.
Offering costs amounted to $21,598,082, of which $20,569,001 were charged to temporary equity upon the completion of the Initial Public Offering and $1,029,081 were expensed to the condensed statements of operations.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Warrant Liability
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for its Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair va
l
ue and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Placement Warrants (as defined in Note 5) was determined using using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. The Public Warrants (as defined in Note 4) for periods where no observable traded price was available are valued using using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $148,000 and $300, respectively, which had a full valuation allowance recorded against it of approximately $148,000 and $300, respectively.
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company did not record an income tax provision during the three and nine months ended September 30, 2021. The Company’s effective tax rate of 0% for the three and nine months ended September 30, 2021 differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible, and to permanent differences primarily attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board’s (“FASB”) ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value
.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,683,334 shares Class A common stock in the aggregate. As of September 30, 2021, and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net loss per common stock for the periods presented.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per common stock
Numerator:

Allocation of net income, as adjusted	$2,334,754	$572,313	$4,623,684	$1,182,219
Denominator:
Basic and diluted weighted average shares outstanding	41,050,000	10,062,500	39,245,604	10,004,808

Basic and diluted net income per common stock	$0.06	$0.06	$0.12	$0.12
Concentration of Credit Risk
F
inancial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limi
t of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account
.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 10).
Recent Accounting Standards
In August 2020, the Financial Standards Board issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt- Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies acco
u
nting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU
2020-06.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On October 6, 2020, the Sponsor paid an aggregate of $25,000 in consideration for 10,062,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,312,500 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 7, 2021, through the earlier of the Company’s consummation of a Business Combination
or
 its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred $45,000 and $135,000 in fees for such services, respectively. At September 30, 2021, fees amounting to $15,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets. There were no amounts accrued as of December 31, 2020.
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
 30,
2021, th
e Note i
s
 no
longer available to withdraw from
.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of September 30, 2021 and December 31, 2020.
Advance from Related Party
During February 2021, The Sponsor advanced the Company an aggregate of $1,000 to cover expenses related to franchise fee and formation costs. The advances are non-interest
bearing and due on demand and are expected to be paid back within the year.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of pref
e
rr
ed stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 800,000 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At
S
eptember
 30, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
basis,
20
% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (excluding the Placement Units and underlying securities) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio
.
NOTE 9. WARRRANT LIABILITIES
At September 30, 2021, there were 13,416,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon the exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
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
SEPTEMBER 30, 2021

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
At September 30, 2021, there were
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
NOTE 10. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
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
SEPTEMBER 30, 2021

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the abil
i
ty and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At September 30, 2021, assets held in the Trust Account were comprised of $201,264,393 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $1,223 in cash and $201,316,438 invested in U.S. Treasury Bills. Total investment in marketable securities as of September 30, 2021 is $ 402,582,054. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at September 30, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value

September 30, 2021	U.S. Treasury Securities (Matures on 10/14/2021)	1	$201,316,438	$1,549	$201,317,987

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021

Assets:
Investments – Money market funds	1	$201,264,393

Liabilities:
Warrant Liability – Public Warrants	1	$11,806,667
Warrant Liability – Private Placement Warrants	3	$237,334
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Placement Warrants were valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology, which is considered to be a Level 3 fair value measurement, as of initial measurement and subsequent measurements. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	September 30, 2021
Risk-free interest rate	.90%
Expected term (years)	5.5
Expected volatility	16.1%
Exercise price	$11.50
Stock price	$9.77

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of January 1, 2021
Initial classification on January 12, 2021 (Initial Public Offering)	$392,000	$19,185,834	$19,577,834
Transfers to Level 1	—	(14,892,500)	(14,892,500)
Change in fair value	(154,666)	(4,293,334)	(4,448,000)

Fair value as of September 30, 2021	$237,334	$—	$237,334

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $14,892,000. There were no transfers to/from Levels 1,2, and 3 during the three months ended September 30, 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $2,907,067, which consists of a change in the fair value warrant liabilities of $3,149,833 and interest income on marketable securities held in the Trust Account of $26,161, offset by formation and operational costs of $268,927.
For the nine months ended September 30, 2021, we had a net income of $5,801,913, which consists of a change in the fair value warrant liabilities of $7,533,833 and interest income on marketable securities held in the Trust Account of $ 82,054, offset by transaction cost allocable to warrants of $1,029,081 and formation and operational costs of $784,893.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,020,338. Net income of $5,801,913 was affected by changes in the fair value of warrant liabilities of $7,533,833, interest earned on investments and marketable securities held in the Trust Account of $82,054 and transaction costs allocable to warrants of $1,029,081. Changes in operating assets and liabilities used $235,445 of cash from operating activities.
For the period from September 28, 2020 (inception) through December 31, 2020, we do not have cash used in operating activities.
As of September 30, 2021, we had cash and investments held in the Trust Account of $402,582,054. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and nine months ended September 30, 2021, we did not withdraw interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had $545,080 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Warrant Liability
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”)
815-40
under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of our private placement warrants was determined using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. The public warrants for periods where no observable traded price was available are valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt
- Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP.
ASU 2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU
2020-06.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on
Form 10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Previously Identified Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were implemented during the quarter ended June 30, 2021.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC and our quarterly report on Form
10-Q
filed with the SEC on July 20, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and our quarterly report on
Form 10-Q
filed with the SEC on July 20, 2021.

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

Epiphany Technology Acquisition Corp.

Date: November 10, 2021	/s/ Peter Bell
	Name:	Peter Bell
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)