Form 10-Q/A
period 2021-09-30
Epiphany Technology Acquisition Corp.
filed 2022-01-19
CIK 1827248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR
M

10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commissio
n File
 No.
 001-39853

Epiphany Technology Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3227900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
630 Ramona Street
Palo Alto, CA 94301
(Address of Principal Executive Offices, including zip code)
(
619)736-6855
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
    Yes  ☒    No  ☐
A
s of January 19, 2022, th
ere were

41,050,000

shares of Class A common stock, $0.0001 par value, and

10,062,500

shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Epiphany Technology Acquisition Corp.
Quarterly Report on
Form10-Q

EXPLANATORY NOTE
Epiphany Technology Acquisition Corp. (the “Company,” “EPHY” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A commons stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
As a result, the Company’s management, together with the audit committee of the Company, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and six months ended June 30, 2021 should be restated in the Form
10-Q/A
as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form
10-Q.
These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form
10-Q/A,
and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 28, 2021, the Company filed a Current Report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.

PART 1—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$545,080	$10,027
Prepaid expenses	428,189	—

Total Current Assets	973,269	10,027
Deferred offering costs	—	184,973
Investments held in Trust Accoun t	402,582,054	—

TOTAL ASSETS	$403,555,323	$195,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$194,209	$1,465
Accrued offering costs	—	30,000
Advance from related parties	1,000	—
Promissory note – related party	—	140,000

Total Current Liabilities	195,209	171,465
Warrant liabilities	12,044,001	—
Deferred underwriting commissions	15,137,500	—

TOTAL LIABILITIES	27,376,710	171,465

Commitments and contingencies
Class A, common stock subject to possible redemption, 40,250,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	402,500,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized , 800,000 and no shares issued and outstanding (excluding 40,250,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	80	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(26,322,473)	(1,465)

Total Stockholders’ (Deficit) Equity	(26,321,387)	23,535

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$403,555,323	$195,000

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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
RESTATED (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount

Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(1,465)	$23,535
Sale of 800,000 Private Placement Units, net of warrant liability	800,000	80	—	—	7,607,920	—	7,608,000
Accretion for Class A common stock to redemption amoun t	—	—	—	—	(7,631,914)	(32,122,921)	(39,754,835)
Net income	—	—	—	—	—	6,989,174	6,989,174

Balance – March 31, 2021 (unaudited), as restated	800,000	$80	10,062,500	$1,006	$—	$(25,135,212)	$(25,134,126)
Net loss	—	—	—	—	—	(4,094,328)	(4,094,328)

Balance – June 30, 2021 (unaudited), as restated	800,000	$80	10,062,500	$1,006	$—	$(29,229,540)	$(29,228,454)
Net income	—	—	—	—	—	2,907,067	2,907,067

Balance – September 30, 2021	800,000	$80	10,062,500	$1,006	$—	$(26,322,473)	$(26,321,387)

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

Non -Cash Investing and Financing Activities:
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its Class A common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale o
f common stock pursuan
t to the exercise of the underwriters’ overallotment, it had improperly classified certain of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
$
10.00
per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than

$
5,000,001
. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$372,365,870	$30,134,130	$402,500,000
Class A common stock	$381	$(301)	$80
Additional paid-in capital	$—	$—	$—
Retained earnings (accumulated deficit)	$4,998,617	$(30,133,829)	$(25,135,132)
Total Stockholders’ equity (deficit)	$5,000,004	$(30,134,130)	$(25,134,126)
Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$368,271,540	$34,228,460	$402,500,000
Class A common stock	$422	$(342)	$80
Retained earnings (accumulated deficit)	$2,893,381	$(32,122,921)	$(29,229,540)
Total Stockholders’ equity (deficit)	$5,000,006	$(34,228,460)	$(29,228,454)
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$364,347,610	$38,152,390	$402,500,000
Change in value of Class A common stock subject to possible redemption	$8,018,260	$(8,018,260)	$—
Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$364,347,610	$38,152,390	$402,500,000
Change in value of Class A common stock subject to possible redemption	$3,923,930	$(3,923,930)	$—
Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock redeemable shares	40,250,000	(4,217,222)	36,032,707
Basic and diluted net loss per common share, Class A common stock redeemable shares	$—	$0.15	$0.15
Weighted average shares outstanding of Class B common stock non-redeemable shares – Basic Shares	10,557,361	(655,278)	9,,902,083
Basic and diluted net loss per common share, Class B common stock non-redeemable shares – Basic Shares	$0.66	$(0.51)	$0.15
Weighted average shares outstanding of Class B common stock non-redeemable shares – Diluted Shares	10,746,944	(10,746,944)	—
Basic and diluted net loss per common share, Class B common stock non-redeemable shares – Diluted Shares	$0.65	$(0.65)	$—
Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock redeemable shares	40,250,000	800,000	41,050,000
Basic and diluted net loss per common share, Class A common stock redeemable shares	$—	$(0.08)	$(0.08)
Weighted average shares outstanding of Class B common stock non-redeemable shares	10,862,500	(800,000)	10,062,500
Basic and diluted net loss per common share, Class B common stock non-redeemable shares	$(0.38)	$0.30	$(0.08)

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Statement of Operation for six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock redeemable shares	40,250,000	(1,394,751)	38,855,249
Basic and diluted net loss per common share, Class A common stock redeemable shares	$—	$0.06	$0.06
Weighted average shares outstanding of Class B common stock non-redeemable shares	10,710,773	(728,038)	9,982,735
Basic and diluted net loss per common share, Class B common stock non-redeemable shares	$0.27	$(0.21)	$0.06
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on January 12, 2021, as well as the Company’s Annual Report on
Form 10-K,as
filed with the SEC on March 23, 2021 and Quarterly Report on
Form 10-Q,
as filed with the SEC on July 7, 2021 and August 12, 2021. The interim results for the activity for the period ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. The Company had no activity from the period of September 28, 2020 (inception) through September 30, 2020 and as such is not presented in these statements.
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
At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER

30, 2021

Warrant Liability
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company ev
a
luates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for its Warrants in accordance with the guidance contained in ASC815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Placement Warrants (as defined in Note 5) was determined using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. The Public Warrants (as defined in Note 4) for periods where no observable traded price was available are valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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
Concentration of Credit Risk
F
inancial instruments that potentially subject the Company to concentrations of credit risk consist of a c
a
sh account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limi
t of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account
.
Fair Value of Financial Instruments
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
“Debt- Debt with Conversion and Other Options
(Subtopic470-20)and
Derivatives and Hedging- Contracts in Entity’s Own Equity
(Subtopic815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of
ASU2020-06.

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
Promissory Note — Related Party
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and was payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Note of $140,000 was repaid at the closing of the Initial Public Offering on January 12, 2021. A
s of June 30, 2021, the N
ote
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 7. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of theCOVID-19pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUIT
Y
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
basis,
20
% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (excluding the Placement Units and underlying securities) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the t
i
me of any future issuance would agree to waive such adjustment to the conversion ratio
.
NOTE 9. WARRANT LIABILITIES
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

At September 30, 2021, assets held in the Trust Account were comprised of $201,264,393 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $1,223 in cash and $201,316,438 invested in U.S. Treasury Bills. Total investment in marketable securities as of September 30, 2021 is $402,582,054. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $
14,892,000
. There were no transfers to/from Levels 1,2, and 3 during the three months ended September 30, 2021.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
Warrant Liability
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for our warrants in accordance with the guidance contained in Accounting Standards Codification
(“ASC”)815-40under
which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of our private placement warrants was determined using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. The public warrants for periods where no observable traded price was available are valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP.ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU
2020-06.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC and our quarterly report on Form 10-Q filed with the SEC on July 20, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than disclosed herein, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and our quarterly report on
Form 10-Q
filed with the SEC on July 20, 2021.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Under the supervision and with the participation of our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. See “Part I. Financial Information - Item 4. Controls and Procedures - Evaluation of Disclosure Controls and Procedures.” As a result of such material weakness, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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
A total of $402,500,000 of the proceeds from our Initial Public Offering (which amount includes $15,137,500 of the underwriters’ deferred discount) and the sale of the Placement Units, was placed in a U.S.-based Trust Account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule2a-7under the Investment Company Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiphany Technology Acquisition Corp.

Date: January 19, 2022	/s/ Peter Bell
	Name:	Peter Bell
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)