Form 10-K
period 2021-12-31
Epiphany Technology Acquisition Corp.
filed 2022-03-30
CIK 1827248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Stock Market was $395,038,000.
As of March
30
, 2022, there were 41,050,000 shares of Class A common stock, par value $0.0001 per share and 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
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
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on January 12, 2021;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“NASDAQ” are to the NASDAQ Stock Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“placement units” are to the units being purchased by our sponsor and Cantor in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

•	“placement shares” are to the shares of our common stock included within the placement units being purchased by our sponsor and Cantor in the private placement;

•	“public units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

•	“placement warrants” are to the warrants included within the placement units being purchased by our sponsor and Cantor in the private placement;

•
“private placement” are to the private placement of 800,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,000,000, which occurred simultaneously with the completion of our initial public offering, 450,000 of which were purchased by our sponsor and 350,000 of which were purchased by Cantor;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchased public shares, provided that each initial stockholders’ and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•
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

•	“Registration Statement” are to the Form S-1 filed with the SEC on December 15, 2020, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Epiphany Technology Sponsor LLC, a Delaware limited liability company;

•
“trust account” are to the trust account in which an amount of $402,500,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the private units were placed following the closing of the initial public offering;

•	“units” are to both public units and private units;

•
“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

•	“we,” “us,” “Company” or “our Company” are to Epiphany Technology Acquisition Corp.; and

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1.	Business.
Our Company
We are a blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses within the technology industry. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are focusing on targets in an industry where we believe our management team’s and founders’ expertise provide us with a competitive advantage, including the technology industry.
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
Our management team believes that the
COVID-19 pandemic
has only accelerated the aforementioned trend and is a catalyst for the digital migration at a speed and on a scale never seen before. Individuals as well as small and large institutions alike have been forced to adapt to a new normal of living in a world where physical contact has been hindered and technology has become essential for both personal and business activities on a daily basis. A number of technology companies such as Amazon, Zoom, and CrowdStrike are clear winners from this pandemic, having already reshaped their respective industries, and are using the current opportunity to continue to scale to become engrained in the day to day necessity for all individuals and institutions.
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
The Opportunity
Our management team believes that a growing number of new companies have attracted more private capital, but once they flourish, they have a narrower exit route. As technology continues to innovate and push the boundaries of how the innovation trickles down through society, our management team fundamentally believes that special purpose acquisition companies (“SPACs”) are transforming the capital markets and chartering a new path for private technology companies to go public. Furthermore, we believe the SPAC process provides institutional investors with an unrivaled ability to better understand the business model and future business prospects of the target company, providing the investors more conviction in the investment opportunity. We believe the combination of speed to market, price certainty, upfront liquidity to existing stockholders and the mentorship from our management presents a compelling reason for a private technology company to pursue a merger with us.
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

•
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

•
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

•
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

•
Industry:
 We focus on the technology industry, where we have deep and sustained knowledge and expertise. We believe our management team’s extensive experience within technology enables us to identify and evaluate a potential target quickly in order to secure favorable terms, as well as plan post-transaction operational improvements;

•	Size: We focus on companies with proven business models, sufficient trading liquidity post-closing of initial business combination and long-term risk adjusted return potential;

•	Market opportunity: We intend to select an investment in industry segments that have strong long-term growth prospects and significant overall size and potential;

•	Growth over near-term profitability : We intend to invest in a company with promising substantial room for growth but possesses strong unit economics driven by sustainable competitive advantages;

•
Strong management:
 We seek companies with strong management team already in place. We have spent and will spend significant time assessing a company’s leadership and culture, and maximizing its efficiency over time;

•
Opportunity for operational improvement:
 We seek companies that would also benefit from the infusion of our management skills and experience. This mentoring will drive improvements in the company’s processes, as well as its go-to-market and
overall execution strategy;

•
Will benefit from being public:
 We seek companies that can inherently benefit from a public listing. These inherent benefits include acquisition currency, greater visibility and branding among customers, enhanced access to debt and equity capital markets, and more tangible incentives for employee stock compensation;

•	Developed regulatory processes: We focus on companies that have adequate processes and could readily operate in the public markets with strong governance, controls and reporting in place; and

•
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
of the management talent,
on-site inspection
of facilities and assets, discussion with customers and suppliers, assessment of the organization’s readiness for public company status, legal reviews and other reviews as we deem appropriate. We also seek to utilize the expertise of our management team in analyzing technology companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.
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
Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 12, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds
$250 million as of the end of the prior June 30
th
, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30
th
.

Financial Position
With funds available for an initial business combination in the amount of $402,613,586 (assuming no redemptions) as of December 31, 2021, which amount includes $15,137,500 of the underwriters’ deferred discount, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
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

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•
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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
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
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.00 per public share as of December 31, 2021. The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares (along with Cantor with respect to the placement shares) and any public shares held by them in connection with the completion of our initial business combination.
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

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
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
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
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
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 12, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day notice
period during which any third-party claims can be brought against the corporation, a
90-day period
during which the corporation may reject any claims brought, and an additional
150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholders’ pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
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
Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 12, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by January 12, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholders’ voting in connection with the initial business combination alone will not result in a stockholders’ redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
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
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 12, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between our company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•
if the funds held outside of our trust account are insufficient to allow us to operate until at least January 12, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by January 12, 2023;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

•
there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•
we have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

•
resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement; our quarterly report on Form
10-Q
for the period ended March 31, 2021, filed with the SEC on July 20, 2021; and our amended quarterly report on form
10-Q/A
for the period ended September 30, 2021, filed with the SEC on January 19, 2022.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 630 Ramona Street, Palo Alto, California, 94301, and our telephone number is (619)
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
(b) Holders
On March 30, 2022, there were three (3) holders of record of our units, one (1) holder of record of our shares of Class A common stock and one (1) holder of record of our warrants.
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
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, as described below, and, subsequent to our initial public offering, searching and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on investments held in trust account after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $7,207,291, which consists of a change in the fair value warrant liabilities of $9,315,334 and interest earned on investments held in the trust account of $113,586, offset by transaction cost related to warrant liability of $1,029,081 and formation and operational costs of $1,192,548.
For the period from September 28, 2020 (inception) through December 31, 2020, we had a net loss of $1,465, which consisted of formation and operational costs.
Liquidity and Capital Resources
On January 12, 2021, we consummated our initial public offering of 40,250,000 units, which included the full exercise by the underwriters of their over-allotment option to purchase an additional 5,250,000 units, at $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 800,000 units to our sponsor and Cantor at a price of $10.00 per unit, generating gross proceeds of $8,000,000.
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
For the year ended December 31, 2021, cash used in operating activities was $1,212,324. Net income of $7,207,291 was affected by changes in the fair value of warrant liabilities of $9,315,334, interest earned on investments held in the trust account of $113,586 and transaction costs allocated to warrants of $1,029,081. Changes in operating assets and liabilities used $19,776 of cash from operating activities.
For the period from September 28, 2020 (inception) through December 31, 2020, we do not have cash used in operating activities.
As of December 31, 2021, we had cash and investments held in the trust account of $402,613,586. Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2021, we did not withdraw interest earned on the trust account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $353,094 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the placement units.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Going Concern
We have until January 12, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.
Off-Balance
Sheet Financing Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2021.
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
The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 35,000,000 units sold in our initial public offering, or $12,250,000, and (ii) 5.5% of the gross proceeds from the units sold pursuant to the over-allotment option, or $2,887,500. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
815-4
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
Net Income (Loss) per Common Share
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt-
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP.
ASU 2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adoption of ASU
2020-06.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Factors That May Adversely Affect Our Results of Operations
Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects
Management’s Annual Report on Internal Controls over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules
13a-15(e)
and
15-
d-15(e)
under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
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
This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on January 12, 2021, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in the Transition Report. In addition, our management has concluded that our controls around the interpretation and accounting for certain complex features of public shares issued by the Company was not effectively designed or maintained resulting in the misclassification of public shares as permanent equity instead of temporary equity.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the public shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Arthur Coviello	68	Chairman of the Board
Paul Deninger	63	Vice Chairman of the Board
Peter Bell	57	Chief Executive Officer, Chief Financial Officer and Director
Kirk Arnold	62	Director
Paul Flanagan	57	Director
Melissa McJannet	50	Director
JD Sherman	56	Director
The experience of our directors and executive officers is as follows:
Arthur Coviello
, our Chairman since our inception on September 28, 2020, is a deeply experienced technology industry CEO and board member. From 2001 to 2006, Mr. Coviello served as President and Chief Executive Officer of RSA (previously NASDAQ: RSAS) and following RSA’s acquisition by EMC (previously NYSE: EMC) for $2.1 billion, as an Executive Vice President of EMC and head of its Security Division from 2006 to 2015. During his leadership tenure at RSA, Mr. Coviello oversaw 17 acquisitions, driving growth and solidifying RSA’s leadership position in the cybersecurity industry. Mr. Coviello has been a central figure within the information security industry for more than 25 years. His strategic vision and management as Chief Executive Officer of RSA helped drive the company’s growth to revenues of approximately $1 billion in 2015. Under his leadership, Mr. Coviello built RSA Conference into one of the most respected, vendor agnostic events in cybersecurity. Mr. Coviello’s expertise and influence have made him a recognized leader in the industry as he is frequently a featured presenter at conferences and forums around the world, and he has played key roles in several national cybersecurity initiatives. Mr. Coviello currently serves on the board of directors of both public and private companies, including Mandiant (NASDAQ: MNDT) which was previously known as FireEye, an intelligence-led
cybersecurity solutions provider, Synchrony Financial (NYSE: SYF), a consumer financial services company since 2015, and Tenable (NASDAQ: TENB), a provider of Cyber Exposure solutions since 2018, Bugcrowd, a crowdsource cybersecurity platform since 2015, SecZetta, a third party identity risk solutions provider since 2019 and Cybereason, a leading cybersecurity company in operation-centric attack protection since 2021. Previously, Mr. Coviello has served on the boards of directors of various technology companies including Cylance, sold to Blackberry (NYSE: BB) for $1.4 billion, Verodin, sold to FireEye (NASDAQ: MNDT) for $250 million, Gigamon, provider of network visibility and data traffic management software and Enernoc, provider of energy intelligence software and demand response services. Currently, Mr. Coviello is an active investor, advisor and board member of a number of private companies, guiding technology startups as a private investor and in his roles as a Venture Partner at Rally Ventures, an early stage investor in business technologies, as an advisor to ClearSky Security Fund and as a Senior Advisor to Blackstone’s Tactical Opportunities Group. Prior to RSA, Mr. Coviello had extensive executive management experience in several technology companies. He started his career as a certified public accountant at Deloitte, Haskins & Sells. Mr. Coviello graduated magna cum laude from the University of Massachusetts with a BBA, concentration in accounting. Mr. Coviello is well qualified to serve as on our Board due to his extensive operational, executive and board experience in the technology industry.

Paul Deninger
, our Vice Chairman since our inception on September 28, 2020, is an experienced board director, accomplished Chief Executive Officer and trusted advisor to technology industry CEOs. Mr. Deninger previously served as the Chairman and Chief Executive Officer of Broadview International, a technology focused investment bank, from 1996 until 2003, when the company was acquired by Jefferies. During Mr. Deninger’s tenure as Chief Executive Officer at Broadview, he helped the company increase its revenue from $50 million in 1996 to over $300 million by 2000. From 2003 to 2020, Mr. Deninger served in senior leadership positions at prominent investment banks. Mr. Deninger was a Vice Chairman at Jefferies from 2003 to 2010 and was
Co-Head of
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
Board level consulting services, and a Venture Partner at Material Impact, an early stage venture firm focused on identifying and supporting groundbreaking material science technologies and companies. Mr. Deninger is considered a thought leader in Technology Finance and has been a keynote speaker at numerous technology and VC industry events including National Venture Capital Association, European Venture Capital Association, Red Herring Global and a panelist and a
14-year attendee
at World Economic Forum at Davos. Mr. Deninger was a member of the US Treasury IPO Task Force that led to the 2012 JOBS Act, and a member of the Executive Council of TechNet, a national network of technology CEOs and senior executives. Additionally, from 2001 to 2006, he also served on the board for The Boston Globe, a leading newspaper in New England and a division of the New York Times, and from 2010 to 2021, he served on the board of Iron Mountain (NYSE: IRM), an enterprise information management company focused on data and record management, where Mr. Deninger sat on the Finance Committee and Compensation Committee and previously served on the Risk and Safety committee and oversaw the CEO search process. Mr. Deninger currently serves on the boards of two public and three private companies that are primarily focused on technology or have been undergoing a technology transformation including Resideo (NYSE: REZI), a smart home products and systems solution provider, since 2018 where Mr. Deninger sits on the Audit Committee and Technology Committee and Chairs the Finance Committee, EverQuote (NASDAQ: EVER), an online marketplace for consumer auto, home and life insurance, since 2019 where Mr. Deninger sits on the Audit Committee and Compensation Committee, VANTIQ, a technology platform that allows users to develop and deploy real-time applications, SmartShift, a provider of legacy to cloud automation tools, and EcoSmart Solution, an energy services company that develops and provides managed services to energy efficient residential communities. Furthermore, Mr. Deninger also serves as a member of the board of advisors for SoftServe, a digital consulting and software development company, Tomorrow.io, a disruptive weather technology company that has built the world’s only Weather Intelligence Platform, and Absolute Software (NASDAQ: ABST), a leading endpoint security and data risk management software company. Mr. Deninger received a Bachelor of Science from Boston College and an M.B.A. from Harvard Business School. Mr. Deninger is well qualified to serve as on our Board due to his extensive operational, finance and executive experience in finance and banking, as well as his board experience in the technology industry.
Peter Bell
, our Chief Executive Officer, Chief Financial Officer and a Director since our inception on September 28, 2020, has served as General Partner at Amity Ventures, a venture capital fund based in San Francisco, from 2018 to 2020, and Chairman of Amity Ventures since 2020. Mr. Bell has spent three decades starting, building, and investing in technology businesses, resulting in investor liquidity of more than $6 billion. His thematic areas of focus include Machine Learning, Big Data, Virtual/Augmented Reality, Cybersecurity, Internet of Things, Autonomous Logistics, Data Analytics, Cloud Computing, Personal/Mobile Commerce, Payments, and Enterprise Software. Mr. Bell began his career at Price Waterhouse in Boston, and, in late 1986, joined EMC and relocated to San Francisco in 1987 to help lead EMC efforts in Silicon Valley. In 1998, Mr. Bell embarked on his own entrepreneurial journey and co-founded StorageNetworks, a pioneer in cloud computing. Mr. Bell led the company as its Chief Executive Officer, taking the company from concept to $123 million in annual revenue within three years, and completing its IPO in 2000. After StorageNetworks, Mr. Bell formed his own investment firm, Stowe Capital, focusing on early stage investments in enterprise software, data center infrastructure, and consumer internet companies. In 2006, Mr. Bell joined Highland Capital Partners, a global venture capital firm with current AUM of $3.5 billion, where he led investments in early and growth stage technology companies, and served as the Managing General Partner of the firm from 2015 to 2016.
In the last five years, Mr. Bell has served on the board at Accelevents, an all-in-one virtual and hybrid events platform; Playco Global, a developer of instant-play games across a variety of platforms; Vowel, a developer of a meeting application designed to help clients record and annotate conversations; Column, the first collaborative public notice platform helping journalists, governments, and legal services work together; and Apex Technology Acquisition Corp. (previously NASDAQ: APXT), a blank check company which consummated its initial business combination with AvePoint, Inc. (NASDAQ: AVPT), a data management solutions provider of Microsoft cloud services to large and mid-market enterprises, since 2019. Additionally, Mr. Bell has served on the boards of numerous technology companies including LevelUp, an ordering, payments, and loyalty experiences provider for restaurants, from 2008 to 2018; Turbonomic, an enterprise software company, from 2009 to 2018; WePay, an integrated payments provider affiliated with Chase bank, from 2010 to 2017; Qumulo, a hybrid cloud storage provider, from 2012 to 2018; Gigamon, provider of network visibility and data traffic management software, from 2010 to 2012; Ocarina, provider of online storage optimization solutions, from 2007 to 2010; and ENJOY (NASDAQ: ENJY), a provider of same-day technology delivery and setup services, from 2015 to 2019. Mr. Bell was a member of the faculty at MIT Sloan School of Management from 2003 to 2006, where he taught Entrepreneurship, and a Distinguished Executive in Residence and member of the faculty at Boston College from 2003 to 2010, where he taught at the Carroll School of Management. He served as a University Trustee at Boston College from 2002 to 2010, and currently serves as a Trustee Associate. Mr. Bell holds a Bachelor of Science in Management from Boston College, an M.B.A. from the Harvard Business School, and an Honorary Doctorate from Babson College. Mr. Bell is well qualified to serve on our Board due to his extensive operational, investing, and board experience in the technology industry.

Kirk Arnold,
 one of our directors since January 2021, has since 2018 been an
Executive-in-Residence at
General Catalyst Ventures, a venture capital firm,, where she works with management teams to help scale and drive growth. In that capacity, Ms. Arnold serves on the board of The Predictive Index, a provider of talent optimization software, since 2019. Ms. Arnold spent over 30 years as an executive in the technology industry, most recently as the Chief Executive Officer of Data Intensity, a cloud-based applications and analytics provider from 2013 to 2017. Prior to Data Intensity, Ms. Arnold served as the Chief Operating Officer of Avid Technology (NASDAQ: AVID), a developer and seller of software and hardware for digital media production and management from 2008 to 2012, as Chief Executive Officer and President of Keane, Inc. (NYSE: NEX), a
mid-tier outsourcer
global technology company in 2007 and as Chief Executive Officer of NerveWire Inc, a management consulting and systems integration provider from 2000 to 2003. Ms. Arnold is currently an independent board member of Ingersoll Rand (NYSE: IR), a provider of industrial technologies and services, Trane Technologies (NYSE: TT), a manufacturer and servicer of HVAC systems, and Thomson Reuters Corp (NYSE: TRI), a multinational media conglomerate. Ms. Arnold is involved with a number of non-profit organizations,
including Bay Path University, where she is a member of the Board of Trustees, and the UP Education Network, where she serves on the Board. In addition, she is a Senior Lecturer at the MIT Sloan School of Management, and an advisor to the Trust Center for MIT Entrepreneurship. Ms. Arnold holds a B.A. degree from Dartmouth College. Ms. Arnold is well qualified to serve on our Board due to her extensive operational, investing and board experience in the technology industry.
Paul Flanagan,
 one of our directors since January 2021, since 2017 has served as President and Chief Executive Officer of Nasuni, a provider of cloud-based enterprise file services. Mr. Flanagan spent the first 9 years of his career with Ernst & Young LLP in Entrepreneurial Services and Mergers and Acquisitions. Mr. Flanagan then served in senior management roles in finance and operations at Vitol Gas and Electric (acquired by Coral Energy) from 1995 to 1997 and Lasertron Inc., a provider of optical amplifiers used in telecommunications (acquired by Corning) from 1997 to 1999. From 1999 to 2003, he served as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer at various times of StorageNetworks, a pioneer in cloud computing which he helped take public in 2000. From 2003 to 2006, Mr. Flanagan was Executive Vice President and Chief Financial Officer of VistaPrint Ltd., a manufacturer and retailer of customizable marketing products, where he helped guide and close its initial public offering in 2005. Mr. Flanagan has been serving as Managing Director at Sigma Prime Ventures, a technology venture firm that he co-founded in 2011, and a Managing Director at Sigma Partners, a venture capital firm, which he joined in 2006. During Mr. Flanagan’s time at Sigma Prime Ventures and Sigma Partners, he has served on the board of Wordstream, an online marketing software solution provider that was acquired by Gannet in 2018, High Street Partners, a provider of finance and administrative services that was acquired by Hg Capital in 2014, Coherent Path, a developer of email marketing services that was acquired by Movable Ink in 2022, NS1, a developer of traffic management platform, and Contently, a developer of a content-marketing platform. Mr. Flanagan holds a B.S. in Accounting from Bentley University and was a Certified Public Accountant. Mr. Flanagan is well qualified to serve on our Board due to his extensive operational, finance, investing and board experience in the technology industry.
Melissa McJannet,
 one of our directors since January 2021, has since 2018 served as Northleaf Capital Partner’s (“Northleaf”) Venture Partner and Senior Advisor, providing strategic oversight of Northleaf’s venture capital program. Ms. McJannet is a member of the Investment Committees for Northleaf’s Canadian venture capital funds. Ms. McJannet previously served as a Managing Director on the private equity investment team and leading Northleaf’s corporate development activities. Prior to joining Northleaf’s predecessor, TD Capital, in 2005, Ms. McJannet was an investment professional at Mayfield, one of the leading venture capital firms in Silicon Valley from 2000, where she invested directly in early-stage technology companies and worked closely with management teams to help grow their businesses. Previously, Ms. McJannet worked in business development and finance roles for a telecommunications company in Chile and for the high-speed Internet access division of Rogers Cable in Toronto. Prior to that, from 1994 to 1996, Ms. McJannet was in the investment banking group of RBC Dominion Securities, where she worked on a variety of mergers and acquisition assignments. Ms. McJannet received a B.A. (Honours) from Queen’s University and an M.B.A. from the Graduate School of Business at Stanford University. Ms. McJannet is well qualified to serve on our Board due to her extensive financial and investing experience in the technology industry.

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
Advisors
Alex Vieux
 is the Chairman and
co-founder
of Explorer Acquisitions (“Explorer”), a serial SPAC sponsor, and Chief Executive Officer of Herring International, a Belgian corporation. Over the last 35 years, he has worked with and engaged
C-suite
executives from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen LLP (now Accenture plc). Then he co-founded
two technology companies, C•ATS Software, Inc. and Renaissance Software, both fintech startups that either went public or were sold in the 1990s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling technology world leaders. He was elected on the board of directors of Tandem Computers, Inc. and Computer Associates (listed on NYSE), Checkpoint Software, Commerce One, Inc. (Nasdaq: CMRC) and Qualys, Inc. (Nasdaq: OLYS) as well as dozens of private companies. Mr. Vieux served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Vieux serves as an advisor to ETAC, CTAQ, ENAC, ENTF and BIOS. A graduate of the Institute d’Etudes Politiques and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.
Steven Fletcher
 is the Chief Executive Officer and
co-founder
of Explorer. Before
co-founding
Explorer, Mr. Fletcher advised numerous technology companies on mergers, acquisitions and other strategic transactions in his 24 year career as an investment banker. Mr. Fletcher worked in the Investment Banking Division at Goldman Sachs for more than eight years, where he held a number of leadership roles including head of Information Technology Services banking, head of Systems and Storage banking and head of the Private Placement Group. In 2003, he helped found an investment bank, GCA (formerly known as Savvian LLC), which had grown to approximately 400 professionals at the time of his departure. Mr. Fletcher was a member of GCA’ s U.S. management committee and head of the software group and co-head
of the digital media group. He served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Fletcher serves as an advisor to ETAC, CTAQ, ENAC, ENTF and BIOS. He also serves on the board of directors of Lee Enterprises (Nasdaq: LEE), a U.S. media and information company. He holds a B.A. in Economics from UCLA and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.
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
of the Exchange Act.
Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Flanagan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
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

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
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
You are able to review these documents by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.
Since January 7, 2021, we have paid and will continue to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
None of our executive officers or directors has received any cash (or non-cash)
compensation for services rendered to us. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities are reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with identifying and consummating an initial business combination.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 51,112,500 shares of our common stock, consisting of (i) 41,050,000 shares of our Class A common stock and (ii) 10,062,500 shares of our Class B common stock, issued and outstanding as of March 30, 2022. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement units as these private units are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Epiphany Technology Sponsor LLC (3)	450,000	1.1%	10,062,500	100.0%	20.6%
Arthur Coviello	—	—	—	—	—
Paul Deninger	—	—	—	—	—
Peter Bell	—	—	—	—	—
Kirk Arnold	—	—	—	—	—
Paul Flanagan	—	—	—	—	—
Melissa McJannet	—	—	—	—	—
JD Sherman	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	450,000	1.1%	10,062,500	100.0%	20.6%
Saba Capital Management L.P. (4)	2,373,295	5.8%	—	—	4.6%
Highbridge Capital Management, LLC (5)	2,520,565	6.1%	—	—	4.9%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Epiphany Technology Acquisition Corp., 630 Ramona Street, Palo Alto, California, 94301.

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

(4)
According to a Schedule 13G filed on January 21, 2022, the shares may be deemed beneficially owned by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. The business address of each such person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)
According to a Schedule 13G filed on February 3, 2022, the shares are held by certain funds advised by Highbridge Capital Management, LLC. The address of the principal business office is277 Park Avenue, 23rd Floor, New York, New York 10172.

Securities Authorized for Issuance under Equity Compensation Table
None.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities may also receive the following payments, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to an affiliate of our sponsor of $15,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
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
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Arnold and Ms. McJannet, Messrs. Flanagan and Sherman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Withum, for services rendered.
Audit Fees
. During the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $41,200 and $55,260 for the services, respectively Withum performed in connection with our initial public offering and the audits of our December 31, 2021 and December 31, 2020 financial statements included in this Report.

Audit-Related Fees
. During the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the year ended December 31, 2021, our independent registered public accounting firm did rendered services to us for tax compliance, tax advice and tax planning for the amount of $6,180. For the period from September 28, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

EPIPHANY TECHNOLOY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Epiphany Technology Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Epiphany Technology Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and the period from September 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously issued Financial Statement
As described in Note 2 to the financial statements, the Company’s previously issued January 12, 2021 financial statement has been restated herein to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/
s/
WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
30
, 202
2

PCAOB ID Number 100

EPIPHANY TECHNOLOGY ACQUISITION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$353,094	$10,027
Prepaid expenses	325,604	—

Total Current Assets	678,698	10,027
Deferred offering costs	—	184,973
Investments held in Trust Account	402,613,586	—

TOTAL ASSETS	$403,292,284	$195,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$307,293	$1,465
Accrued offering costs	—	30,000
Advance from related parties	1,000	—
Promissory note – related party	—	140,000

Total Current Liabilities	308,293	171,465
Warrant liabilities	10,262,500	—
Deferred underwriting commissions	15,137,500	—

TOTAL LIABILITIES	25,708,293	171,465

Commitments and contingencies
Class A, common stock subject to possible redemption, 40,250,000 and no shares at $10.00 per share, redemption value as of December 31, 2021 and 2020, respectively	402,500,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 800,000 and no shares issued and outstanding (excluding 40,250,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	80	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding- at December 31, 2021 and 2020	1,006	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(24,917,095)	(1,465)

Total Stockholders’ (Deficit) Equity	(24,916,009)	23,535

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$403,292,284	$195,000

The accompanying notes are an integral part of the financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from September 28, 2020 (Inception) through December 31,
	2021	2020
Formation and operational costs	$1,192,548	$1,465

Loss from operations	(1,192,548)	(1,465)
Other income:
Interest earned on investments held in Trust Account	113,586	—
Change in fair value of warrant liabilities	9,315,334	—
Transaction cost related to warrant liability	(1,029,081)	—

Total other income, net	8,399,839	—
Net income (loss)	$7,207,291	$(1,465)

Weighted average shares outstanding of Class A common stock	39,700,411	—

Basic and diluted net income (loss) per share of Class A common stock	$0.14	$—

Weighted average shares outstanding of Class B common stock	10,043,322	8,750,000

Basic net income (loss) per share of Class B common stock	$0.14	$—

Weighted average shares outstanding of Class B common stock	10,062,500	—

Diluted net income (loss) per share of Class B common stock	$0.14	$—

The accompanying notes are an integral part of the financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – September 28, 2020 (inception)	—	$—	—	$—	—	—	—
Issuance of Class B common stock to initial stockholders	—	$—	10,062,500	$1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(1,465)	(1,465)

Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(1,465)	$23,535
Sale of 800,000 Private Placement Units, net of warrant liability	800,000	80	—	—	7,607,920	—	7,608,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(7,631,914)	(32,122,921)	(39,754,835)
Net income	—	—	—	—	—	7,207,291	7,207,291

Balance – December 31, 2021	800,000	$80	10,062,500	$1,006	$—	$(24,917,095)	$(24,916,009)

The accompanying notes are an integral part of the financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For The Period from September 28, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,207,291	$(1,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,315,334)	—
Interest earned on investments held in Trust Account	(113,586)	—
Transaction costs allocated to warrants	1,029,081	—
Changes in operating assets and liabilities:
Prepaid expenses	(325,604)	—
Accounts payable and accrued expenses	305,828	1,465

Net cash used in operating activities	(1,212,324)	—

Cash Flows from Investing Activities:
Investment of cash into trust Account	(402,500,000)	—

Net cash used in investing activities	(402,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	396,500,000	—
Proceeds from sale of Private Placement Units	8,000,000	—
Advance from related party	1,000	—
Repayment of promissory note – related party	(140,000)	—
Proceeds from promissory note—related party	—	140,000
Payment of offering costs	(305,609)	(154,973)

Net cash provided by financing activities	404,055,391	10,027

Net Change in Cash	343,067	10,027
Cash – Beginning of period	10,027	—

Cash – End of period	$353,094	$10,027

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$30,000

Deferred underwriting fee payable	$15,137,500	$—

The accompanying notes are an integral part of the financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Epiphany Technology Acquisition Corp. (the “Company”) was incorporated in Delaware on September 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early
stage and emerging growth companies
.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 28, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Epiphany Technology Sponsor LLC. (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), that closed simultaneously with the Initial Public Offering, generating gross proceeds of $8,000,000, which is described in Note 5
.
Transaction costs amounted to $21,598,082, consisting of $6,000,000 in cash underwriting fees, net of $1,000,000 reimbursed from the underwriters (see Note
7
), $15,137,500 of deferred underwriting fees and $460,582 of other offering costs.
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

F-
7

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem its Public Shares in conjunction with any such amendment.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (as defined in Note 5, collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).
The Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic
815-40,
Contracts in Entity’s Own Equity. ASC
Section 815-40-15
addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC
Section 815-40-15,
a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s shares of common stock in the manner contemplated by ASC
Section 815-40-15
because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC
Section 815-40-25.
As a result of the above, the Company should have classified the Warrants as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate
the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The restatement resulted in a $19,577,834 increase in the Company’s Warrant Liability as of January 12, 2021. Transaction costs of the Initial Public Offering of $1,029,521 were allocated to expense associated with the warrant liability which are reflected in the change to the Accumulated Deficit line item.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statement where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its shares of common stock subject to possible redemption. The Company previously determined the shares of common stock subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement adjustment to the initial carrying value of the shares of common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of common stock.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued audited balance sheet included in the Company’s Current Report on Form
8-K
as of January 12, 2021, filed with the SEC on January 19, 2021 (the “Affected Financial Statement”) and such the Affected Financial Statement should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its Affected Financial Statement should be restated to classify the warrants as derivative liabilities and report all Public Shares as temporary equity. As such the Company is reporting this restatement to the Affected Financial Statement in this Current Report on Form 10K. Please see Notes 3, Note 9 and Note 11, which have been updated to reflect the restatement of the financial statements contained in this within.
The impact of the restatement on the Company’s balance sheet is reflected in the following table:

Balance Sheet as of January 12, 2021	As Previously Reported IPO	Warrant Adjustment	As Revised	Temp Equity Adjustment	As Restated
Warrant L iabilities	$—	$19,577,834	$19,577,834	$—	$19,577,834
Total L iabilities	$15,137,965	$19,577,834	$34,715,799	$—	$34,715,799
Class A ordinary shares subject to possible redemption	$383,925,450	$(19,577,840)	$364,347,610	$38,152,390	$402,500,000
Class A ordinary shares	$266	$196	$462	$(382)	$80
Additional paid-in capital	$5,000,196	$1,028,891	$6,029,087	$(6,029,087)	$—
Accumulated deficit	$(1,465)	$(1,029,081)	$(1,030,546)	$(32,122,921)	$(33,153,467)
Total shareholders’ equity (deficit)	$5,000,003	$—	$5,000,003	$(38,152,390)	$(33,152,387)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

F-
10

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Investments Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(19,185,834)
Class A common stock issuance costs	(20,569,001)
Plus:
Accretion of carrying value to redemption value	39,754,835

Class A common stock subject to possible redemption	$402,500,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $21,598,082, of which $20,569,001 were charged to temporary equity upon the completion of the Initial Public Offering and $1,029,081 were expensed to the statements of operations.
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
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company did not record an income tax provision during the year ended December 31, 2021 and period-ended December 31, 2020. The Company’s effective tax rate of
0
% for the year ended December 31, 2021 and period-ended December 31, 2020 differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible, and to permanent differences primarily attributable to the change in the fair value of the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board’s (“FASB”) ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,683,334 shares Class A common stock in the aggregate. As of December 31, 2021, the Company had 1,312,500 Class B common stock which were no longer subject to forfeitures that were included in the calculation for dilutive earning per shares. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For The Period from September 28, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,752,130	$1,455,161	$—	$(1,465)
Denominator:
Basic weighted average shares outstanding	39,700,411	10,043,322	—	8,750,000

Basic net income (loss) per common stock	$0.14	$0.14	$—	$(0.00)

	Year Ended December 31, 2021		For The Period from September 28, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,749,913	$1,457,378	$—	$—
Denominator:
Diluted weighted average shares outstanding	39,700,411	10,062,500	—	—

Diluted net income (loss) per common stock	$0.14	$0.14	$—	$—

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 1
1
).
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued ASU
No. 2020-06,
“Debt- Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
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
NOTE 4 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,250,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
NOTE 5 — PRIVATE PLACEMENT
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

NOTE 6 — RELATED PARTY TRANSACTIONS
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support services. For the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020, the Company incurred $180,000 and $0 in fees for such services, respectively. At December 31, 2021, fees amounting to $15,000 are included in accounts payable and accrued expenses in the accompanying balance sheets. There were no amounts accrued as of December 31, 2020.
Promissory Note — Related Party
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and was payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, the Note had an outstanding balance of $140,000. The outstanding balance was repaid at the closing of the Initial Public Offering on January 12, 2021. As of December 31, 2021, the Note is no longer available to withdraw from.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.
Advance from Related Party
During February 2021, The Sponsor advanced the Company an aggregate of $1,000 to cover expenses related to franchise fee and formation costs. The advances are non-interest
bearing and due on demand and are expected to be paid back within the year.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of global events, including the
COVID-19
global pandemic and anticipated or current military conflict, including between Russia and Ukraine, terrorism, sanctions, or other geopolitical events has concluded that while it is reasonably possible that the events could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration and Stockholder Rights
Pursuant to a registration rights agreement entered into on January 7, 2021, the holders of the Founder Shares, Placement Units, Placement Shares, Placement Warrants and units that may be issued upon conversion of Working Capital Loans and the shares and warrants included therein (and any shares of common stock issuable upon the exercise of the Placement Warrants or warrants included in the units issued upon conversion of Working Capital Loans) will be entitled to registration rights requiring the Company register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after January 7, 2021 and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 8 — STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 800,000 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.
Class
 B Common Stock
 — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.
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
NOTE 9 — WARRRANT LIABILITIES
At December 31, 2021, there were 13,416,667
Public Warrants outstanding. The Company had no Public Warrants outstanding for the period ended December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
At December 31, 2021, there were 266,667
Placement Warrants outstanding. The Company had no Placement Warrants outstanding for the period ended December 31, 2020. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 10 — INCOME TAX
The Company’s net deferred tax assets at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset (liability)
Net operating loss carryforward	$18,487	$308
Startup/Organization Expenses	208,403	—

Total deferred tax assets, net	226,890	308
Valuation Allowance	(226,890)	(308)

Deferred tax liability, net of valuation allowance	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(226,582)	(308)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	226,582	308

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $88,033 and $1,465 of U.S. federal net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $226,274 and $308, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(27.1)%	0.0%
Transaction costs allocated to warrants	3.0%	0.0%
Change in valuation allowance	3.1%	(21.0)%

Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.
NOTE 11 — FAIR VALUE MEASUREMENTS
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
At December 31, 2021, assets held in the Trust Account were comprised of $201,269,466 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $1,120 in cash and $201,343,000 invested in U.S. Treasury Bills. Total investment in marketable securities as of December 31, 2021 is $402,613,586
. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes. During the period ended December 31, 2020 the Company did not hold any assets in a trust account.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2021	U.S. Treasury Securities (Matures on 01/13/2022)	1	$201,343,000	$—	$201,343,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Investments – Money market funds	1	$201,269,466
Liabilities:
Warrant Liability – Public Warrants	1	$10,062,500
Warrant Liability – Private Placement Warrants	3	$200,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
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

The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	December 31, 2021
Risk-free interest rate	1.18%
Expected term (years)	5.5
Expected volatility	14.5%
Exercise price	$11.50
Stock price	$9.76
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of December 31, 2020	$—	$—	$—
Initial classification on January 12, 2021 (Initial Public Offering)	392,000	19,185,834	19,577,834
Transfers to Level 1	—	(14,892,500)	(14,892,500)
Change in fair value	(192,000)	(4,293,334)	(4,485,334)

Fair value as of December 31, 2021	$200,000	$—	$200,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was
$14,892,000
. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 202
0
.
NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

F-
21

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement (3)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	By Laws. (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.5	Description of Registered Securities.(4)

10.1	Letter Agreement, dated January 7, 2021, by and among the Company, its officers and directors and the Sponsor. (3)

10.2	Promissory Note, dated as of October 6, 2020 issued to Epiphany Technology Sponsor LLC. (1)

10.3	Investment Management Trust Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.4	Registration Rights Agreement, dated January 7, 2021, by and among the Company, the Sponsor and Cantor. (3)

10.5	Securities Subscription Agreement, dated October 6, 2020, between the Company and Epiphany Technology Sponsor LLC. (1)

10.6	Unit Subscription Agreement, dated January 7, 2021, by and between the Company and the Sponsor. (3)

10.7	Unit Subscription Agreement, dated January 7, 2021, by and between the Company and Cantor. (3)

31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 15, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 30, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 13, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 26, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30 , 2022	Epiphany Technology Acquisition Corp.

	By:	/s/ Peter Bell
	Name:	Peter Bell
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Bell	Chief Executive Officer, Chief Financial Officer and Director	March 30 , 2022
Peter Bell	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Arthur Coviello	Chairman of the Board	March 30 , 2022
Arthur Coviello

/s/ Paul Deninger	Vice Chairman of the Board	March 30 , 2022
Paul Deninger

/s/ Kirk Arnold	Director	March 30 , 2022
Kirk Arnold

/s/ Paul Flanagan	Director	March 30 , 2022
Paul Flanagan

/s/ Melissa McJannet	Director	March 30 , 2022
Melissa McJannet

/s/ JD Sherman	Director	March 30 , 2022
JD Sherman