Form 10-Q
period 2022-03-31
Epiphany Technology Acquisition Corp.
filed 2022-05-13
CIK 1827248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
As of May
13
, 2022, there were 41,050,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Epiphany Technology Acquisition Corp.
Quarterly Report on Form
10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$179,918	$353,094
Prepaid expenses	305,370	325,604

Total Current Assets	485,288	678,698
Investments held in Trust Account	402,514,080	402,613,586

TOTAL ASSETS	$402,999,368	$403,292,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$101,718	$307,293
Advance from related parties	105,225	1,000

Total Current Liabilities	206,943	308,293
Warrant liabilities	4,652,334	10,262,500
Deferred underwriting commissions	15,137,500	15,137,500

TOTAL LIABILITIES	19,996,777	25,708,293

Commitments and contingencies
Class A, common stock subject to possible redemption, 40,250,000 shares at redemption value as of March 31, 2021 and December 31, 2021	402,500,000	402,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized , 800,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	80	80
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,006	1,006
Additional paid-in capital	—	—
Accumulated deficit	(19,498,495)	(24,917,095)

Total Stockholders’ Deficit	(19,497,409)	(24,916,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$402,999,368	$403,292,284

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
General administrative expenses and operational costs	$259,060	$237,683

Loss from operations	(259,060)	(237,683)
Other Income:
Interest earned on investments held in Trust Account	67,494	37,938
Change in fair value of warrant liabilities	5,610,166	8,218,000
Transaction cost related to warrant liability	—	(1,029,081)

Total other income, net	5,677,660	7,226,857
Net income	$5,418,600	$6,989,174

Weighted average shares outstanding of Class A common stock	41,050,000	36,032,707

Basic and diluted net income per share of Class A common stock	$0.11	$0.15

Weighted average shares outstanding of Class B common stock	10,062,500	9,902,083

Basic net income per share of Class B common stock	$0.11	$0.15

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	800,000	$80	10,062,500	$1,006	$—	$(24,917,095)	$(24,916,009)
Net income	—	—	—	—	—	5,418,600	5,418,600

Balance – March 31, 2022	800,000	$80	10,062,500	$1,006	$—	$(19,498,495)	$(19,497,409)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(1,465)	$23,535
Sale of 800,000 Private Placement Units, net of warrant liability	800,000	80	—	—	7,607,920	—	7,608,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(7,631,914)	(32,122,921)	(39,754,835)
Net income	—	—	—	—	—	6,989,174	6,989,174

Balance – March 31, 2021	800,000	$80	10,062,500	$1,006	$—	$(25,135,212)	$(25,134,126)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,418,600	$6,989,174
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,610,166)	(8,218,000)
Interest earned on investments held in Trust Account	(67,494)	(37,938)
Transaction costs allocated to warrants	—	1,029,081
Changes in operating assets and liabilities:
Prepaid expenses	20,234	(559,220)
Accounts payable and accrued expenses	(205,575)	88,704

Net cash used in operating activities	(444,401)	(708,199)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	167,000	—
Investment of cash into trust Account	—	(402,500,000)

Net cash provided by (used in) investing activities	167,000	(402,500,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	396,500,000
Proceeds from sale of Private Placement Units	—	8,000,000
Advance from related party	116,117	1,000
Repayment of advances from related party	(11,892)	—
Repayment of promissory note – related party	—	(140,000)
Payment of offering costs	—	(305,609)

Net cash provided by financing activities	104,225	404,055,391
Net Change in Cash	(173,176)	847,192
Cash – Beginning of period	353,094	10,027

Cash – End of period	$179,918	$857,219

Non-Cash Investing and Financing Activities:
Accretion for Class A common shares to redemption amount	$—	$39,754,835

Deferred underwriting fee payable	$—	$15,137,500

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 12, 2021, an amount of $402,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote their Founder Shares (as defined in Note
4
), Placement Shares (as defined in Note
3
) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $
100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of January 12, 2023.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as filed with the SEC on March 30, 2022. The interim results for the activity for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
capital and accumulated deficit.
At December 31, 2021 and March 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

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
Warrant Liability
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for its Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Placement Warrants (as defined in Note 4) was determined using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. The Public Warrants (as defined in Note 5) for periods where no observable traded price was available are valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company did not record an income tax provision during the three months ended March 31, 2022. The Company’s effective tax rate of 0% for the three months ended March 31, 2022 differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible, and to permanent differences primarily attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,683,334 shares Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company had 1,312,500
shares
of
Class B common stock which were no longer subject to forfeitures that were included in the calculation for dilutive earning per shares. As a result, diluted net income (loss) per common share is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$4,351,842	$1,066,758	$5,482,530	$1,506,644
Denominator:
Basic and diluted weighted average stock outstanding	41,050,000	10,062,500	36,032,707	9,902,083

Basic and diluted net income per common stock	$0.11	$0.11	$0.15	$0.15
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account
,
and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives
and Hedging - Contracts
in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“("ASU 2020-06"),”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2020-06.
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Administrative Services Agreement
The Company entered into an agreement, commencing on January 7, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2022 and 2021, the Company incurred $45,000 in fees for such services, respectively.

As

of

March 31, 2022 and year ended December 31, 2021, the Company accrued $30,000 and $15,000 in fees for such services, respectively
, is included in the accompanying condensed balance sheets.
Promissory Note — Related Party
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and was payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Note of $140,000 was repaid at the closing of the Initial Public Offering on January 12, 2021. As of March 31, 2022, the Note is no longer available to withdraw from.
Advance from Related Party
During the
three months
ended March 31, 2022 and Period ended March 31, 2021, the related partyt paid operating expenses and formation costs on behalf of the Company. These amounts are reflected on the condensed balance sheet
s
 as advances from related party. The advances are
non-interest
bearing and are payable on demand. At March 31, 2022 and December 31, 2021 the Company had advances owed to the Sponsor in the amount o
f $105,225 and $1,000, respectively.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of March 31, 2022 and December 31, 2021.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of global events, including the
COVID-19
global pandemic, anticipated or current military conflict between Russia and Ukraine, terrorism, sanctions, and other geopolitical events, and has concluded that while it is reasonably possible that the events could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Registration and
Stockholder
Rights
Pursuant to a registration rights agreement entered into on January 7, 2021, the holders of the Founder Shares, Placement Units, Placement Shares, Placement Warrants and units that may be issued upon conversion of Working Capital Loans and the shares and warrants included therein (and any shares of common stock issuable upon the exercise of the Placement Warrants or warrants included in the units issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after January 7, 2021 and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 800,000 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
NOTE 8. WARRANT LIABILITIES
At March 31, 2022 and December 31, 2021, there were 13,416,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2022

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
At March 31, 2022 and December 31, 2021, there were 266,667 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320
,
“Investments—Debt and Equity Securities.
”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At March 31, 2022, assets held in the Trust Account were comprised of $201,258,407 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $1,641 in cash and $201,254,032 invested in U.S. Treasury Bills. Total investment in marketable securities as of March 31, 2022 is $402,514,080. During the three months ended March 31, 2022, the Company withdr
e
w $167,000 of interest income from the Trust Account to pay its taxes.
At December 31, 2021, assets held in the Trust Account were comprised of $201,269,466 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $1,120 in cash and $201,343,000 invested in U.S. Treasury Bills. Total investment in marketable securities as of December 31, 2021 is $402,613,586.
During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.
The following table presents information about the Company’s gross holding losses
and fair value of
held-to-maturity
securities at March 31, 2022:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 04/14/22)	1	$201,254,032	$(3,107)	$201,250,924

December 31, 2021	U.S. Treasury Securities (Matures on 01/13/2022)	1	$201,343,000	$—	$201,343,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021
and
indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments – Money market funds	1	201,258,407	201,269,466
Liabilities:
Warrant Liability – Public Warrants	1	4,561,667	10,062,500
Warrant Liability – Private Placement Warrants	3	90,667	200,000
The Warrants were accounted for as liabilities in accordance with ASC 815-40
,
and are presented within warrant liabilities in the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	March 31, 2022	March 31, 2021
Risk-free interest rate	2.42%	1.04%
Expected term (years)	5.5	5.5
Expected volatility	7.1%	13.6%
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.79
The following table presents the changes in the fair value of Level 3 warrant liabilities as of March 31, 2022:

Private Placement
Fair value as of January 1, 2021	$200,000
Change in fair value	(109,333)

Fair value as of March 31, 2022	$90,667

The following table presents the changes in the fair value of Level 3 warrant liabilities as of March 31, 2021:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of January 1, 2021
Initial classification on January 12, 2021 (Initial Public Offering)	$392,000	$19,185,834	$19,577,834
Transfers to Level 1	—	(19,185,834)	(19,185,834)
Change in fair value	(168,000)	—	(168,000)

Fair value as of March 31, 2021	$224,000	$—	$224,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended
March 31
, 2021 was $19,185,834. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $5,418,600, which consists of a change in the fair value warrant liabilities of $5,610,166 and interest income on marketable securities held in the trust account where the proceeds from our Initial Public Offering were placed (the “Trust Account”) of $67,494, offset by formation and operational costs of $259,060.
For the three months ended March 31, 2021, we had a net income of $6,989,174, which consists of a change in the fair value warrant liabilities of $8,218,000 and interest income on marketable securities held in the Trust Account of $37,938, offset by transaction cost allocable to warrants of $1,029,081 and formation and operational costs of $237,683.

Liquidity and Capital Resources
On January 12, 2021, we consummated the Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option to purchase an additional 5,250,000 Units, at $10.00 per Unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 800,000 units (the “Placement Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) at a price of $10.00 per Unit, generating gross proceeds of $8,000,000.
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
For the three months ended March 31, 2022, cash used in operating activities was $444,401. Net income of $5,418,600 was affected by change in the fair value warrant liabilities of $5,610,166 and interest income on marketable securities held in the Trust Account of $67,494. Changes in operating assets and liabilities used $185,341 of cash from operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $708,199. Net income of $6,989,174 was affected by changes in the fair value of warrant liabilities of $8,218,000, interest earned on investments and marketable securities held in the Trust Account of $37,938 and transaction costs allocable to warrants of $1,029,081. Changes in operating assets and liabilities used $470,516 of cash from operating activities.
As of March 31, 2022, we had cash and investments held in the Trust Account of $402,514,080. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2022, we withdraw $167,000 of interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had $179,918 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Going Concern
We have until January 12, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. In addition, we may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the liquidation date of January 12, 2023.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Our internal control over financial reporting did not result in the proper classification of certain complex financial instruments issued by the Company was not effectively designed or maintained resulting in the misclassification of such complex financial instruments.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the public shares and warrants. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC and our Quarterly Report filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than disclosed herein, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and our Quarterly Report on Form 10-Q filed with the SEC on March 30, 2022.
We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Under the supervision and with the participation of our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. See “Part I. Financial Information – Item 4. Controls and Procedures—Evaluation of Disclosure Controls and Procedures.” As a result of such material weakness, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving the special purposes acquisition companies (the “SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.
In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.
Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination
Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiphany Technology Acquisition Corp.

Date: May 13, 2022	/s/ Peter Bell
	Name:	Peter Bell
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)