Form 10-Q
period 2022-06-30
Epiphany Technology Acquisition Corp.
filed 2022-08-12
CIK 1827248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

2
, 2022, there were 41,050,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Epiphany Technology Acquisition Corp.
Quarterly Report on Form
10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$108,599	$353,094
Prepaid expenses	207,136	325,604

Total Current Assets	315,735	678,698
Investments held in Trust Account	402,975,192	402,613,586

TOTAL ASSETS	$403,290,927	$403,292,284

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$80,268	$307,293
Income taxes payable	88,678	—
Advance from related parties	160,459	1,000

Total Current Liabilities	329,405	308,293
Warrant liabilities	1,094,666	10,262,500
Deferred underwriting commissions	15,137,500	15,137,500

TOTAL LIABILITIES	16,561,571	25,708,293

Commitments and contingencies
Class A, common stock subject to possible redemption, 40,250,000 shares at approximately $10.01 and $10.00 as of June 30, 2021 and December 31, 2021, respectively	402,836,064	402,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 800,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	80	80
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,006	1,006
Additional paid-in capital	—	—
Accumulated deficit	(16,107,794)	(24,917,095)

Total Stockholders’ Deficit	(16,106,708)	(24,916,009)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$403,290,927	$403,292,284

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General administrative expenses and operational costs	$316,473	$278,283	$575,533	$515,966

Loss from operations	(316,473)	(278,283)	(575,533)	(515,966)
Other income (expense):
Interest earned on investments held in Trust Account	574,248	17,955	641,742	55,893
Transaction cost related to warrant liability	—	—	—	(1,029,081)
Change in fair value of warrant liabilities	3,557,668	(3,834,000)	9,167,834	4,384,000

Total other income (expense), net	4,131,916	(3,816,045)	9,809,576	3,410,812
Income (loss) before provision for income taxes	3,815,443	(4,094,328)	9,234,043	2,894,846
Provision for income taxes	(88,678)	—	(88,678)	—

Net inc o me (loss)	$3,726,765	$(4,094,328)	$9,145,365	$2,894,846

Weighted average shares outstanding, Class A common stock	41,050,000	41,050,000	41,050,000	38,555,249

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.08)	$0.18	$0.06

Weighted average shares outstanding, Class B common stoc k	10,062,500	10,062,500	10,062,500	9,982,292

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.08)	$0.18	$0.06

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT
S
 OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AN
D
 SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	800,000	$80	10,062,500	$1,006	$—	$(24,917,095)	$(24,916,009)
Net income	—	—	—	—	—	5,418,600	5,418,600

Balance – March 31, 2022 (unaudited)	800,000	$80	10,062,500	$1,006	$—	$(19,498,495)	$(19,497,409)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(336,064)	(336,064)
Net income	—	—	—	—	—	3,726,765	3,726,765

Balance – June 30, 2022 (unaudited)	800,000	$80	10,062,500	$1,006	$—	$(16,107,794)	$(16,106,708)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(1,465)	$23,535
Sale of 800,000 Private Placement Units, net of warrant liability	800,000	80	—	—	7,607,920	—	7,608,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(7,631,914)	(32,122,921)	(39,754,835)
Net income	—	—	—	—	—	6,989,174	6,989,174

Balance – March 31, 2021 (unaudited)	800,000	$80	10,062,500	$1,006	$—	$(25,135,212)	$(25,134,126)
Net loss	—	—	—	—	—	(4,094,328)	(4,094,328)

Balance – June 30, 2021 (unaudited)	800,000	$80	10,062,500	$1,006	$—	$(29,229,540)	$(29,228,454)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,145,365	$2,894,846
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,167,834)	(4,384,000)
Interest earned on investments held in Trust Account	(641,742)	(55,893)
Transaction costs allocated to warrants	—	1,029,081
Changes in operating assets and liabilities:
Prepaid expenses	118,468	(460,739)
Accounts payable and accrued expenses	(227,025)	144,065
Income taxes payable	88,678	—

Net cash used in operating activities	(684,090)	(832,640)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	280,136	—
Investment of cash into Trust Account	—	(402,500,000)

Net cash provided by (used in) investing activities	280,136	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	396,500,000
Proceeds from sale of Private Placement Units	—	8,000,000
Advance from related party	177,419	1,000
Repayment of advances from related party	(17,960)	—
Repayment of promissory note – related party	—	(140,000)
Payment of offering costs	—	(305,609)

Net cash provided by financing activities	159,459	404,055,391

Net Change in Cash	(244,495)	722,751
Cash – Beginning of period	353,094	10,027

Cash – End of period	$108,599	$732,778

Non-Cash Investing and Financing Activities:

Deferred underwriting fee payable	$—	$15,137,500

The accompanying notes are an integral part of the condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
The registration statement (the “Registration Statement”) for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of
 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,250,000 Units, at $10.00 per Unit, generating gross proceeds of $402,500,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Epiphany Technology Sponsor LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), that closed simultaneously with the Initial Public Offering, generating gross proceeds of $8,000,000, which is described in Note 4.
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
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote their Founder Shares (as defined in Note 4), Placement Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

If the Company seeks stockholder approval o
f
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
as filed with the SEC on March 30, 2022. The interim results for the activity for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
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
capital and accumulated deficit.
At December 31, 2021 and June 30, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(19,185,834)
Class A common stock issuance costs	(20,569,001)
Plus:
Accretion of carrying value to redemption value	39,754,835

Class A common stock subject to possible redemption, December 31, 2021	$402,500,000
Plus:
Accretion of carrying value to redemption value	336,064

Class A common stock subject to possible redemption, June 30, 2022	$402,836,064

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
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for its Public Warrants and Placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Placement Warrants (as defined in Note 4) was determined using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. The Public Warrants (as defined in Note 5) for periods where no observable traded price was available are valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it
.
ASC
740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC
740-270-30-5.
The Company’s effective tax rate was 2.32% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.96% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, primarily due to changes in the fair value of the warrant liabilities and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) Per share of Common Stock
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share of common stock as the redemption value approximates fair value.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the

(i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase
 13,683,334
shares Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company had
 1,312,500
shares of Class B common stock which were no longer subject to forfeitures that were included in the calculation of diluted income

(loss)

per

share of common stock. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of

common

stock for the periods presented.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,993,078	$733,687	$(3,288,279)	$(806,049)
Denominator:
Basic and diluted weighted average shares outstanding	41,050,000	10,062,500	41,050,000	10,062,500
Basic and diluted net income (loss) per share of common stock	$0.07	$0.07	$(0.08)	$(0.08)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$7,344,920	$1,800,445	$2,299,488	$595,358
Denominator:
Basic and diluted weighted average shares outstanding	41,050,000	10,062,500	38,555,249	9,982,292
Basic and diluted net income per share of common stock	$0.18	$0.18	$0.06	$0.06
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.
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
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“(“ASU
2020-06”),”),
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
JUNE 30, 2022

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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 7, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of
$15,000
per month for office space, utilities and secretarial and administrative support services. For the three months ended June 30, 2022 and 2021, the Company incurred
$45,000
in fees for such services. For the six months ended June 30, 2022 and 2021, the Company incurred
$90,000
in fees for such services. As of June 30, 2022 and December 31, 2021, the Company accrued
$15,000
in fees for such services, which is included in accrued expenses the accompanying condensed balance sheets.
Promissory Note — Related Party
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and was payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Note of $140,000 was repaid at the closing of the Initial Public Offering on January 12, 2021. As of June 30, 2022, borrowings are no longer available under the Note.
Advance from Related Party
As of June 30, 2022 and June 30, 2021, a related party paid operating expenses and formation costs on behalf of the Company. These amounts are reflected on the condensed balance sheets as advances from related party. The advances are non-interest
bearing and are payable on demand. At June 30, 2022 and December 31, 2021, the Company had advances owed to the Sponsor in the amount of $160,459 and $1,000, respectively.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of June 30, 2022 and December 31, 2021.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no
shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 800,000 shares of Class A common stock issued and outstanding, excluding
40,250,000
shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
NOTE 8. WARRANT LIABILITIES
At June 30, 2022 and December 31, 2021, there were 13,416,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022

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
As of
June 30, 2022 and December 31, 2021, there were 266,667 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320, “Investments—Debt and Equity
Securities.” Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
A
s of
June 30, 2022, assets held in the Trust Account were comprised of $201,488,981 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $3,376 in cash and $201,482,835 invested in U.S. Treasury Bills. Total investments in marketable securities as of June 30, 2022 is $402,934,188. During the six months ended June 30, 2022, the Company withdrew $280,136 of interest income from the Trust Account to pay its taxes.
A
s of
December 31, 2021, assets held in the Trust Account were comprised of $201,269,466 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $1,120 in cash and $201,343,000 invested in U.S. Treasury Bills. Total investment in marketable securities as of December 31, 2021 is $402,613,586. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.
The following table presents information about the Company’s gross holding losse
s
 and fair value of
held-to-maturity
securities at June 30, 2022:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2022	U.S. Treasury Securities (Matures on 07/14/22)	1	$201,482,835	$(16,405)	$201,466,430

December 31, 2021	U.S. Treasury Securities (Matures on 01/13/2022)	1	$201,343,000	$—	$201,343,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments – Money market funds	1	201,447,977	201,269,466
Liabilities:
Warrant Liability – Public Warrants	1	1,073,333	10,062,500
Warrant Liability – Private Placement Warrants	3	21,333	200,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40,
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	June 30, 2021
Input:
Risk-free interest rate	2.97%	0.85%
Expected term (years)	5.5	5.5
Expected volatility	3.4%	18.7%
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.73
The following table presents the changes in the fair value of Level 3 warrant liabilities as of June 30, 2022:

Private Placement
Fair value as of January 1, 2021	$200,000
Change in fair value	(109,333)

Fair value as of March 31, 2022	90,667
Change in fair value	(69,334)

Fair value as of June 30, 2022	$21,333

The following table presents the changes in the fair value of Level 3 warrant liabilities as of June 30, 2021:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of January 1, 2021
Initial classification on January 12, 2021 (Initial Public Offering)	$392,000	$19,185,834	$19,577,834
Transfers to Level 1	—	(19,185,834)	(19,185,834)
Change in fair value	(168,000)	—	(168,000)

Fair value as of March 31, 2021	224,000	—	224,000
Change in fair value	77,334	—	77,334

Fair value as of June 30, 2021	$301,334	$—	$301,334

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $19,185,834. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $3,726,765, which consists of a change in the fair value warrant liabilities of $3,557,668 and interest income on investments held in the Trust Account where the proceeds from our Initial Public Offering were placed (the “Trust Account”) of $574,248, offset by operational costs of $316,473 and a provision for income taxes of $88,678.
For the six months ended June 30, 2022, we had net income of $9,145,365, which consists of a change in the fair value warrant liabilities of $9,167,834 and interest income on investments held in the Trust Account of $641,742, offset by operational costs of $575,533 and a provision for income taxes of $88,678.
For the three months ended June 30, 2021, we had a net loss of $4,094,328, which consists of a change in the fair value warrant liabilities of $3,834,000 and formation and operational costs of $278,283, offset by interest income on investments held in the Trust Account of $17,955.
For the six months ended June 30, 2021, we had a net income of $2,894,846, which consists of a change in the fair value warrant liabilities of $4,384,000 and interest income on investments held in the Trust Account of $55,893, offset by transaction costs allocable to warrants of $1,029,081 and formation and operational costs of $515,966.

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
For the six months ended June 30, 2022, cash used in operating activities was $684,090. Net income of $9,145,365 was affected by change in the fair value of warrant liabilities of $9,167,834 and interest income on investments held in the Trust Account of $641,742. Changes in operating assets and liabilities used $19,879 of cash from operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $832,640. Net income of $2,894,846 was affected by changes in the fair value of warrant liabilities of $4,384,000, interest earned on investments held in the Trust Account of $55,893 and transaction costs allocable to warrants of $1,029,081. Changes in operating assets and liabilities used $316,674 of cash from operating activities.
As of June 30, 2022, we had cash and investments held in the Trust Account of $402,975,192. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2022, we withdraw $280,136 of interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had $108,599 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Going Concern
We have until January 12, 2023 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the liquidation date of January 12, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. In addition, we may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the liquidation date of January 12, 2023.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022.
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for our warrants in accordance with the guidance contained in Accounting Standards Codification
(“ASC”)815-40
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per share of Common Stock
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) Per share of Common Stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) Per share of Common Stock as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt-Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current
GAAP.ASU 2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adoption of
ASU2020-06.
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
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting
In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A.	RISK FACTORS.
As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated January 7, 2021, as filed with the SEC on January 11, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 202, as filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.
If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.
As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of the Registration Statement. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the Registration Statement.
Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that may not complete its Business Combination within 24 months after January 7, 2021, the effective date of the Registration Statement.
If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.
To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
There is substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.
We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.
Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.
Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.
Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.
There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.
In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.
In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on July 20, 2021. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and private placement as described in the Registration Statement.

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

Epiphany Technology Acquisition Corp.

Date: August 12, 2022	/s/ Peter Bell
	Name:	Peter Bell
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)