Form 10-Q
period 2022-09-30
Epiphany Technology Acquisition Corp.
filed 2022-11-14
CIK 1827248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2

of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (a
s defined in Rule

12b-2

of th
e Exchange Act):    Yes  ☒    No  ☐
As of N
ovember 14, 20
22, there were 41,050,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Epiphany Technology Acquisition Corp.

Quarterly Report on Form 10-Q

1

PART 1—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$72,114	$353,094
Prepaid expenses	128,334	325,604

Total Current Assets	200,448	678,698
Investments held in Trust Account (includes U.S Treasury Securities fair valued at $202,499,867 and $201,343,000 as of September 30, 2022 and December 31, 2021, respectively)	404,882,467	402,613,586

TOTAL ASSETS	$405,082,915	$403,292,284

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$64,704	$307,293
Income taxes payable	646,203	—
Advance from related parties	270,459	1,000

Total Current Liabilities	981,366	308,293
Warrant liabilities	821,000	10,262,500
Deferred underwriting commissions	15,137,500	15,137,500

TOTAL LIABILITIES	16,939,866	25,708,293

Commitments and contingencies
Class A, common stock subject to possible redemption, 40,250,000 s hares at approximately $10.04 and $10.00 as of September 30, 202 2 and December 31, 2021, respectively	404,166,231	402,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 800,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	80	80
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,006	1,006
Additional paid-in capital	—	—
Accumulated deficit	(16,024,268)	(24,917,095)

Total Stockholders’ Deficit	(16,023,182)	(24,916,009)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$405,082,915	$403,292,284

The accompanying notes are an integral part of the
unaudited
condensed financial statements

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General administrative expenses and operational costs	$209,723	$268,927	$785,256	$784,893

Loss from operations	(209,723)	(268,927)	(785,256)	(784,893)
Other income (expenses):
Interest earned on investments held in Trust Account	1,907,275	26,161	2,549,017	82,054
Transaction cost related to warrant liability	—	—	—	(1,029,081)
Change in fair value of warrant liabilities	273,666	3,149,833	9,441,500	7,533,833

Total other income, net	2,180,941	3,175,994	11,990,517	6,586,806
Loss before provision for income taxes	1,971,218	2,907,067	11,205,261	5,801,913
Provision for income taxes	(557,525)	—	(646,203)	—

Net income	$1,413,693	$2,907,067	$10,559,058	$5,801,913

Weighted average shares outstanding, Class A common stock	41,050,000	41,050,000	41,050,000	39,245,604

Basic and diluted net income per share, Class A common stock	$0.03	$0.06	$0.21	$0.12

Weighted average shares outstanding, Class B common stock	10,062,500	10,062,500	10,062,500	10,004,808

Basic and diluted net income per share, Class B common stock	$0.03	$0.06	$0.21	$0.12

The accompanying notes are an integral part of the
unaudited
condensed financial statements

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	800,000	$80	10,062,500	$1,006	$—	$(24,917,095)	$(24,916,009)
Net income	—	—	—	—	—	5,418,600	5,418,600

Balance – March 31, 2022 (unaudited)	800,000	80	10,062,500	1,006	—	(19,498,495)	(19,497,409)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(336,064)	(336,064)
Net income	—	—	—	—	—	3,726,765	3,726,765

Balance – June 30, 2022 (unaudited)	800,000	80	10,062,500	1,006	—	(16,107,794)	(16,106,708)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,330,167)	(1,330,167)
Net income	—	—	—	—	—	1,413,693	1,413,693

Balance – September 30, 2022 (unaudited)	800,000	$80	10,062,500	$1,006	$—	$(16,024,268)	$(16,023,182)

FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(1,465)	$23,535
Sale of 800,000 Private Placement Units, net of warrant liability	800,000	80	—	—	7,607,920	—	7,608,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(7,631,914)	(32,122,921)	(39,754,835)
Net income	—	—	—	—	—	6,989,174	6,989,174

Balance – March 31, 2021 (unaudited)	800,000	80	10,062,500	1,006	—	(25,135,212)	(25,134,126)
Net loss	—	—	—	—	—	(4,094,328)	(4,094,328)

Balance – June 30, 2021 (unaudited)	800,000	80	10,062,500	1,006	—	(29,229,540)	(29,228,454)
Net income	—	—	—	—	—	2,907,067	2,907,067

Balance – September 30, 2021 (unaudited)	800,000	$80	10,062,500	$1,006	$—	$(26,322,473)	$(26,321,387)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,559,058	$5,801,913
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,441,500)	(7,533,833)
Interest earned on investments held in Trust Account	(2,549,017)	(82,054)
Transaction costs allocated to warrants liabilities	—	1,029,081
Changes in operating assets and liabilities:
Prepaid expenses	197,270	(428,189)
Accounts payable and accrued expenses	(242,589)	192,744
Income taxes payable	646,203	—

Net cash used in operating activities	(830,575)	(1,020,338)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	280,136	—
Investment of cash into Trust Account	—	(402,500,000)

Net cash provided by (used in) investing activities	280,136	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	396,500,000
Proceeds from sale of Private Placement Units	—	8,000,000
Advance from related party	287,419	1,000
Repayment of advances from related party	(17,960)	—
Repayment of promissory note – related party	—	(140,000)
Payment of offering costs	—	(305,609)

Net cash provided by financing activities	269,459	404,055,391

Net Change in Cash	(280,980)	535,053
Cash – Beginning of period	353,094	10,027

Cash – End of period	$72,114	$545,080

Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$—	$15,137,500

The accompanying notes are an integral part of the
unaudited
condensed financial statements

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its

Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more

Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
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
SEPTEMBER 30, 2022

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
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU

2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of January 12, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2022. The interim results for the activity for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
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
capital and accumulated deficit.
At December 31, 2021 and September 30, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(19,185,834)
Class A common stock issuance costs	(20,569,001)
Plus:
Accretion of carrying value to redemption value	39,754,835

Class A common stock subject to possible redemption, December 31, 2021	402,500,000
Plus:
Accretion of carrying value to redemption value	1,666,231

Class A common stock subject to possible redemption, September 30, 2022	$404,166,231

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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC

740-270-25-2

requires
that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under
ASC

740-270-30-5.

The
Company’s effective tax rate was 28.28% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 5.77% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to changes in the fair value of the warrant liabilities and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per share of Common Stock
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share of common stock as the redemption value approximates fair value.
The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,683,334 shares Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company had 1,312,500 shares of Class B common stock which were no longer subject to forfeitures that were included in the calculation of diluted income per share of common stock. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$1,135,380	$278,313	$2,334,754	$572,313
Denominator:
Basic and diluted weighted average shares outstanding	41,050,000	10,062,500	41,050,000	10,062,500
Basic and diluted net income per share of common stock	$0.03	$0.03	$0.06	$0.06

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$8,480,300	$2,078,758	$4,660,082	$1,141,831
Denominator:
Basic and diluted weighted average shares outstanding	41,050,000	10,062,500	39,245,604	10,004,808
Basic and diluted net income per share of common stock	$0.21	$0.21	$0.12	$0.12
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.
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
SEPTEMBER 30, 2022

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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 7, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended September 30, 2022 and 2021, the Company incurred $45,000 in fees for such services. For the nine months ended September 30, 2022 and 2021, the Company incurred $135,000 in fees for such services. As of September 30, 2022 and December 31, 2021, the Company accrued $15,000 in fees for such services, which is included in accrued expenses the accompanying condensed balance sheets.
Promissory Note — Related Party
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was-
non-interest
bearing and was payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Note of $140,000 was repaid at the closing of the Initial Public Offering on January 12, 2021. As of September 30, 2022, borrowings are no longer available under the Note.
Advance from Related Party
As of September 30, 2022 and September 30, 2021, a related party paid operating expenses and formation costs on behalf of the Company. These amounts are reflected on the condensed balance sheets as advances from related party. The advances are non-interest
bearing and are payable on demand. At September 30, 2022 and December 31, 2021, the Company had advances owed to the Sponsor in the amount of $270,459 and $1,000, respectively.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of September 30, 2022 and December 31, 2021.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 800,000 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
NOTE 8. WARRANT LIABILITIES
At September 30, 2022 and December 31, 2021, there were 13,416,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2022

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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s Business Combination on the date of the consummation of such Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.
As of September 30, 2022 and December 31, 2021, there were 266,667 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
SEPTEMBER 30, 2022

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
As of September 30, 2022, assets held in the Trust Account were comprised of $202,377,294 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $5,306 in cash and $202,499,867 invested in U.S. Treasury Bills. Total investments in marketable securities as of September 30, 2022 is $404,882,467. During the nine months ended September 30, 2022, the Company withdrew $280,136 of interest income from the Trust Account to pay its taxes.
As of December 31, 2021, assets held in the Trust Account were comprised of $201,269,466 in money market funds, which are invested in U.S. Treasury Securities. The Company also had $1,120 in cash and $201,343,000 invested in U.S. Treasury Bills. Total investment in marketable securities as of December 31, 2021 is $402,613,586. During the nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.
The following table presents information about the Company’s gross holding losses and fair value of held-to-maturity
securities at September 30, 2022:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2022	U.S. Treasury Securities (Matures on 10/13/22)	1	$202,499,867	$16,244	$202,516,111

December 31, 2021	U.S. Treasury Securities (Matures on 01/13/2022)	1	$201,343,000	$—	$201,343,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments – Money market funds	1	$202,377,294	$201,269,466
Liabilities:
Warrant Liability – Public Warrants	1	$805,000	$10,062,500
Warrant Liability – Private Placement Warrants	3	$16,000	$200,000
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

EPIPHANY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table presents the quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	September 30, 2021
Input:
Risk-free interest rate	4.20%	0.90%
Expected term (years)	5.5	5.5
Expected volatility	2.8%	16.1%
Exercise price	$11.50	$11.50
Stock price	$9.88	$9.77
The following table presents the changes in the fair value of Level 3 warrant liabilities as of September 30, 2022:

Private Placement
Fair value as of January 1, 2021	$200,000
Change in fair value	(109,333)

Fair value as of March 31, 2022	90,667
Change in fair value	(69,334)

Fair value as of June 30, 2022	21,333
Change in fair value	(5,333)

Fair value as of September 30, 2022	$16,000

The following table presents the changes in the fair value of Level 3 warrant liabilities as of September 30, 2021:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of January 1, 2021	—	—	—
Initial classification on January 12, 2021 (Initial Public Offering)	$392,000	$19,185,834	$19,577,834
Transfers to Level 1	—	(19,185,834)	(19,185,834)
Change in fair value	(168,000)	—	(168,000)

Fair value as of March 31, 2021	224,000	—	224,000
Change in fair value	77,334	—	77,334

Fair value as of June 30, 2021	301,334	—	301,334
Change in fair value	(64,000)	—	(64,000)

Fair value as of September 30, 2021	$237,334	$—	$237,334

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $19,185,834. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the unaudited condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on September 28, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the concurrent private placement, the proceeds of the sale of our shares in connection with our Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,413,693, which consists of a change in the fair value warrant liabilities of $273,666 and interest income on investments held in the Trust Account where the proceeds from our Initial Public Offering were placed (the “Trust Account”) of $1,907,275, offset by operational costs of $209,723 and a provision for income taxes of $557,525.

For the nine months ended September 30, 2022, we had net income of $10,559,058, which consists of a change in the fair value warrant liabilities of $9,441,500 and interest income on investments held in the Trust Account of $2,549,017, offset by operational costs of $785,256 and a provision for income taxes of $646,203.

For the three months ended September 30, 2021, we had a net income of $2,907,067, which consists of a change in the fair value warrant liabilities of $3,149,833 and interest income on marketable securities held in the Trust Account of $26,161, offset by formation and operational costs of $268,927.

For the nine months ended September 30, 2021, we had a net income of $5,801,913, which consists of a change in the fair value warrant liabilities of $7,533,833 and interest income on marketable securities held in the Trust Account of $82,054, offset by transaction cost allocable to warrants of $1,029,081 and formation and operational costs of $784,893.

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

For the nine months ended September 30, 2022, cash used in operating activities was $830,575. Net income of $10,559,058 was affected by changes in the fair value warrant liabilities of $9,441,500 and interest income on investments held in the Trust Account of $2,549,017. Changes in operating assets and liabilities provided $439,680 of cash from operating activities.

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

As of September 30, 2022, we had cash and investments held in the Trust Account of $404,882,467. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2022, we withdraw $280,136 of interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $72,114 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the liquidation date of January 12, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. In addition, we may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the liquidation date of January 12, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for our warrants in accordance with the guidance contained in Accounting Standards Codification(“ASC”)815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of our private placement warrants was determined using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The public warrants for periods where no observable traded price was available are valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income Per share of Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income Per share of Common Stock is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income Per share of Common Stock as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated January 7, 2021, as filed with the SEC on January 11, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022, and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete a Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. While our Sponsor is a Delaware limited liability company, it has ties to non-U.S. persons that may implicate CFIUS review or the laws of foreign jurisdictions. Specifically, Alex Vieux, one of the three managing members of our Sponsor, is a French citizen. In addition, as previously disclosed in the Company’s filings with the SEC, Mr. Vieux is one of the two managing members of Founder Holdings LLC, the managing member of Explorer Parent LLC, which is a member of the Sponsor. Except as disclosed above, the Sponsor has no other substantial ties with a non-U.S. person.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete a Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

10.1***	Joinder Insider Letter Agreement, dated September 16, 2022, by and between the Company and Ross Haghighat, Stephen Sherwin, Louis Lange and Ronald Eastman.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1****	Press Release, dated September 23, 2022

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
***	Incorporated by reference to the Company’s 8-K filed on September 22, 2022
****	Incorporated by reference to the Company’s 8-K filed on September 23, 2022

PART III – SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epiphany Technology Acquisition Corp.

Date: November 14, 2022	/s/ Peter Bell
	Name:	Peter Bell
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)